Form 10-Q
period 2020-06-30
American National Group Inc
filed 2020-08-05
CIK 1801075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 333-236385

American National Group, Inc.
(Exact name of registrant as specified in its charter)
(formerly American National Insurance Company)

Delaware	30-1221711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Moody Plaza
Galveston, Texas 77550-7999
(Address of principal executive offices) (Zip Code)
(409) 763-4661
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $0.01	ANAT	NASDAQ
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Sections 15(d) of the Exchange Act. ☐ Yes   ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2020, there were 26,887,200 shares of the registrant’s voting common stock, $0.01 par value per share, outstanding.

AMERICAN NATIONAL GROUP, INC.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(In thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost, net of allowance for credit losses of $22,414 in 2020 (Fair value $8,713,716 in 2020 and $8,968,690 in 2019)	$8,238,405	$8,631,261
Fixed maturity, bonds available-for-sale, at fair value (Allowance for credit losses of $4,115 in 2020) (Amortized cost $6,779,116 in 2020 and $6,435,670 in 2019)	7,170,471	6,725,085
Equity securities, at fair value (Cost $733,628 in 2020 and $663,058 in 2019)	1,714,264	1,700,960
Mortgage loans on real estate, net of allowance for credit losses of $111,480 in 2020 and allowance for loan loss of $19,160 in 2019	5,176,511	5,097,017
Policy loans	377,826	379,657
Investment real estate, net of accumulated depreciation of $266,953 in 2020 and $256,757 in 2019	544,604	551,219
Short-term investments	501,087	425,321
Other invested assets	97,390	76,569
Total investments	23,820,558	23,587,089
Cash and cash equivalents	466,247	452,001
Investments in unconsolidated affiliates	782,525	705,721
Accrued investment income	211,268	200,856
Reinsurance recoverables, net of allowance for credit losses of $17,844 in 2020 and $8,220 in 2019	432,639	411,830
Prepaid reinsurance premiums	38,638	44,669
Premiums due and other receivables	393,556	341,924
Deferred policy acquisition costs	1,408,142	1,423,007
Property and equipment, net of accumulated depreciation of $269,977 in 2020 and $257,907 in 2019	110,313	106,303
Prepaid pension	84,935	78,990
Other assets	213,186	171,285
Separate account assets	1,032,956	1,073,891
Total assets	$28,994,963	$28,597,566
LIABILITIES
Future policy benefits
Life	$3,106,342	$3,087,578
Annuity	1,568,993	1,571,263
Health	50,024	49,886
Policyholders’ account balances	12,847,289	12,957,989
Policy and contract claims	1,548,523	1,489,979
Unearned premium reserve	976,667	933,559
Other policyholder funds	362,389	361,059
Liability for retirement benefits	63,184	67,435
Notes payable	155,871	157,997
Deferred tax liabilities, net	382,753	394,528
Current tax payable	12,896	9,757
Federal home loan bank advance	500,000	—
Other liabilities	414,135	446,882
Separate account liabilities	1,032,956	1,073,891
Total liabilities	23,022,022	22,601,803
EQUITY
American National stockholders’ equity:
Common stock, $1.00 par value, Authorized 50,000,000 in 2020 and 2019, Issued 30,832,449 in 2020 and 2019 Outstanding 26,887,200 shares in 2020 and 2019	30,832	30,832
Additional paid-in capital	21,051	21,011
Accumulated other comprehensive income	163,911	99,518
Retained earnings	5,859,361	5,946,857
Treasury stock, at cost	(108,469)	(108,469)
Total American National stockholders’ equity	5,966,686	5,989,749
Noncontrolling interest	6,255	6,014
Total stockholders' equity	5,972,941	5,995,763
Total liabilities and stockholders' equity	$28,994,963	$28,597,566
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
PREMIUMS AND OTHER REVENUES
Premiums
Life	$91,670	$86,087	$181,186	$172,555
Annuity	25,944	56,222	41,453	96,129
Health	42,945	42,224	86,031	80,905
Property and casualty	372,704	371,739	761,361	742,920
Other policy revenues	79,787	75,146	159,392	149,394
Net investment income	287,348	257,730	402,632	550,076
Net realized investment gains (losses)	3,939	(2,937)	8,087	10
Other-than-temporary impairments	—	(6,968)	—	(6,968)
Change in investment credit loss	(52,310)	—	(96,988)	—
Net gains (losses) on equity securities	298,825	67,060	(33,750)	273,437
Other income	10,336	10,374	21,469	21,912
Total premiums and other revenues	1,161,188	956,677	1,530,873	2,080,370
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	124,941	104,462	235,407	213,927
Annuity	44,983	72,788	79,785	131,549
Claims incurred
Health	26,726	26,708	61,611	52,475
Property and casualty	280,561	271,608	510,270	509,752
Interest credited to policyholders’ account balances	146,783	123,687	142,460	264,921
Commissions for acquiring and servicing policies	140,490	141,295	270,925	279,940
Other operating expenses	125,177	129,533	259,103	263,143
Change in deferred policy acquisition costs	(4,703)	(17,308)	(6,375)	(23,939)
Total benefits, losses and expenses	884,958	852,773	1,553,186	1,691,768
Income (loss) before federal income tax and other items	276,230	103,904	(22,313)	388,602
Less: Provision (benefit) for federal income taxes
Current	(13,714)	14,231	10,789	28,011
Deferred	65,911	7,717	(20,260)	61,314
Total provision (benefit) for federal income taxes	52,197	21,948	(9,471)	89,325
Income (loss) after federal income tax	224,033	81,956	(12,842)	299,277
Equity in earnings (losses) of unconsolidated affiliates	(13,622)	16,790	2,085	57,250
Other components of net periodic pension benefit (costs), net of tax	357	(871)	928	(1,785)
Net income (loss)	210,768	97,875	(9,829)	354,742
Less: Net income (loss) attributable to noncontrolling interest, net of tax	223	(965)	70	(2,315)
Net income (loss) attributable to American National	$210,545	$98,840	$(9,899)	$357,057
Amounts available to American National common stockholders
Earnings (loss) per share
Basic	$7.83	$3.68	$(0.37)	$13.28
Diluted	7.83	3.67	(0.37)	13.28
Weighted average common shares outstanding	26,878,684	26,881,700	26,880,183	26,883,699
Weighted average common shares outstanding and dilutive potential common shares	26,887,129	26,888,964	26,889,448	26,889,936

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$210,768	$97,875	$(9,829)	$354,742
Other comprehensive income, net of tax
Change in net unrealized gains on securities	173,776	98,360	61,373	183,874
Foreign currency transaction and translation adjustments	339	746	(585)	590
Defined benefit pension plan adjustment	1,849	1,495	3,605	2,911
Total other comprehensive income, net of tax	175,964	100,601	64,393	187,375
Total comprehensive income	386,732	198,476	54,564	542,117
Less: Comprehensive income (loss) attributable to noncontrolling interest	223	(965)	70	(2,315)
Total comprehensive income attributable to American National	$386,509	$199,441	$54,494	$544,432

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$30,832	$21,011	$99,518	$5,946,857	$(108,469)	$6,014	$5,995,763
Amortization of restricted stock	—	20	—	—	—	—	20
Cumulative effect of accounting change	—	—	—	(34,702)	—	—	(34,702)
Other comprehensive loss	—	—	(111,571)	—	—	—	(111,571)
Net loss attributable to American National	—	—	—	(220,444)	—	—	(220,444)
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,047)	—	—	(22,047)
Contributions	—	—	—	—	—	546	546
Distributions	—	—	—	—	—	(323)	(323)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(153)	(153)
Balance at March 31, 2020	$30,832	$21,031	$(12,053)	$5,669,664	$(108,469)	$6,084	$5,607,089
Amortization of restricted stock	—	20	—	—	—	—	20
Cumulative effect of accounting change	—	—	—	1,199	—	—	1,199
Other comprehensive income	—	—	175,964	—	—	—	175,964
Net income attributable to American National	—	—	—	210,545	—	—	210,545
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,047)	—	—	(22,047)
Contributions	—	—	—	—	—	310	310
Distributions	—	—	—	—	—	(362)	(362)
Net income attributable to noncontrolling interest	—	—	—	—	—	223	223
Balance at June 30, 2020	$30,832	$21,051	$163,911	$5,859,361	$(108,469)	$6,255	$5,972,941

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$30,832	$20,694	$(99,738)	$5,413,952	$(108,492)	$14,267	$5,271,515
Reissuance of treasury shares	—	237	—	—	23	—	260
Amortization of restricted stock	—	20	—	—	—	—	20
Cumulative effect of accounting change	—	—	(785)	785	—	—	—
Other comprehensive income	—	—	86,774	—	—	—	86,774
Net income attributable to American National	—	—	—	258,217	—	—	258,217
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,101)	—	—	(22,101)
Contributions	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	(419)	(419)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,350)	(1,350)
Balance at March 31, 2019	$30,832	$20,951	$(13,749)	$5,650,853	$(108,469)	$12,501	$5,592,919
Amortization of restricted stock	—	20	—	—	—	—	20
Other comprehensive income	—	—	100,601	—	—	—	100,601
Net income attributable to American National	—	—	—	98,840	—	—	98,840
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,044)	—	—	(22,044)
Contributions	—	—	—	—	—	168	168
Distributions	—	—	—	—	—	(1,957)	(1,957)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(965)	(965)
Balance at June 30, 2019	$30,832	$20,971	$86,852	$5,727,649	$(108,469)	$9,747	$5,767,582

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(9,829)	$354,742
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized investment gains	(8,087)	(10)
Other-than-temporary impairments	—	6,968
Change in investment credit loss	96,988	—
Accretion of premiums, discounts and loan origination fees	3,851	(2,547)
Net capitalized interest on policy loans and mortgage loans	(14,125)	(18,397)
Depreciation	26,241	30,621
Interest credited to policyholders’ account balances	142,460	264,921
Charges to policyholders’ account balances	(159,392)	(149,394)
Deferred federal income tax expense (benefit)	(20,260)	61,314
Equity in earnings of unconsolidated affiliates	(2,085)	(57,250)
Distributions from unconsolidated affiliates	31,413	64,224
Changes in:
Policyholder liabilities	114,562	120,652
Deferred policy acquisition costs	(6,375)	(23,939)
Reinsurance recoverables	(20,809)	(9,677)
Premiums due and other receivables	(51,632)	(18,313)
Prepaid reinsurance premiums	6,031	2,627
Accrued investment income	(10,412)	(8,945)
Current tax payable	3,485	10,223
Liability for retirement benefits	(5,632)	(1,969)
Fair value of option securities	40,938	(89,608)
Fair value of equity securities	33,750	(273,437)
Other, net	(74,733)	(31,034)
Net cash provided by operating activities	116,348	231,772
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Held-to-maturity securities	689,573	299,968
Available-for-sale securities	501,014	164,925
Equity securities	31,750	149,397
Investment real estate	2,395	6,713
Mortgage loans	164,654	405,768
Policy loans	25,956	22,873
Other invested assets	55,008	41,262
Disposals of property and equipment	16	69
Distributions from unconsolidated affiliates	26,911	37,309
Payment for the purchase/origination of:
Held-to-maturity securities	(336,138)	(647,367)
Available-for-sale securities	(840,481)	(355,920)
Equity securities	(78,634)	(18,280)
Investment real estate	(7,040)	(19,520)
Mortgage loans	(326,726)	(283,312)
Policy loans	(12,813)	(12,033)
Other invested assets	(46,373)	(38,768)
Additions to property and equipment	(16,151)	(9,494)
Contributions to unconsolidated affiliates	(143,838)	(111,620)
Change in short-term investments	(75,766)	(390,423)
Change in collateral held for derivatives	(70,424)	83,169
Other, net	(4,322)	1,397
Net cash used in investing activities	(461,429)	(673,887)

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONCLUDED)
(In thousands)

	Six months ended June 30,
	2020	2019
FINANCING ACTIVITIES
Policyholders’ account deposits	562,041	1,288,581
Policyholders’ account withdrawals	(655,809)	(776,888)
Proceeds from Federal Home Loan Bank borrowings	500,000	—
Change in notes payable	(2,126)	21,614
Dividends to stockholders	(44,094)	(44,145)
Payments to noncontrolling interest	(685)	(2,376)
Net cash provided by financing activities	359,327	486,786
NET INCREASE IN CASH AND CASH EQUIVALENTS	14,246	44,671
Cash and cash equivalents at beginning of the period	452,001	268,164
Cash and cash equivalents at end of the period	$466,247	$312,835

Supplemental cash flow information:
Interest paid	$132	$—
Income taxes paid, net	3,800	40,440

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

On July 1, 2020, American National Insurance Company, a Texas insurance company (“ANICO”), completed its previously announced holding company reorganization, which is described further in Note 18, Subsequent Events. As a result of such reorganization, ANICO became a wholly owned subsidiary of American National Group, Inc., a Delaware corporation (“ANAT”), and ANAT replaced ANICO as the publicly held company. Consequently, all filings with the Securities and Exchange Commission from July 2, 2020 forward will be filed by ANAT under CIK No. 0001801075. For purposes of filing this Form 10-Q for the three and six months ended June 30, 2020, the accompanying unaudited condensed consolidated financial statements and notes thereto have been titled “American National Group, Inc.” to reflect the current name of the public registrant, with the parenthetical notation “formerly American National Insurance Company” to reflect the reporting entity for the periods covered therein. ANAT, through its consolidated subsidiaries (collectively “American National” or the "Company”) offer a broad portfolio of insurance products, including individual and group life insurance, annuities, health insurance, and property and casualty insurance. Business is conducted in all 50 states, the District of Columbia and Puerto Rico.

Note 2 – Summary of Significant Accounting Policies and Practices

The condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and are reported in U.S. currency. American National consolidates entities that are wholly-owned and those in which American National owns less than 100% but controls the voting rights, as well as variable interest entities in which American National is the primary beneficiary. Intercompany balances and transactions with consolidated entities have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to current year presentation.

The interim condensed consolidated financial statements and notes herein are unaudited and reflect all adjustments which management considers necessary for the fair presentation of the interim condensed consolidated statements of financial position, operations, comprehensive income, changes in equity, and cash flows.

The interim condensed consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2019. The condensed consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported consolidated financial statement balances. Actual results could differ from those estimates.

Note 3 – Recently Issued Accounting Pronouncements
Adoption of New Accounting Standards

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	The new standard significantly changes how entities measure credit losses for most financial assets, reinsurance recoverables and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which the fair value is below amortized cost, and the credit loss is recognized through a valuation allowance. Previously, the credit loss adjustments for available-for-sale debt securities were recognized through a direct write down of the investment under the other-than-temporary impairment model. The standard also requires additional disclosures.	The Company adopted this standard on its required effective date of January 1, 2020 using a modified retrospective transition.
Adoption of this guidance resulted in an allowance for credit losses primarily on the commercial mortgage loans and related off-balance sheet unfunded loan commitments, held-to-maturity bonds and reinsurance recoverables. The Company recorded a cumulative effect adjustment to retained earnings of $33.5 million, net of tax, which reduced stockholders' equity. The impact is attributable to a $42.4 million allowance for credit losses on the aforementioned financial assets. See table below for additional detail.

As of January 1, 2020, changes related to the adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326"), had the following effect on assets and liabilities:

	Pre-ASC 326 Adoption	Adjustment to Adopt ASC 326	Balance as of January 1, 2020
Assets:
Allowance for credit losses
Fixed maturity, bonds held-to-maturity, at amortized cost	$—	$(21,664)	$(21,664)
Mortgage loans on real estate	(19,160)	(11,224)	(30,384)
Reinsurance recoverables	(8,220)	(7,920)	(16,140)
Liabilities:
Allowance for credit losses
Other policyholder funds	—	1,526	1,526
Other liabilities	—	(3,126)	(3,126)
Total	$(27,380)	$(42,408)	$(69,788)

Note 3 – Recently Issued Accounting Pronouncements – (Continued)
Future Adoption of New Accounting Standards— The FASB issued the following accounting guidance relevant to American National:

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts	The guidance will improve the timeliness of recognizing changes in the liability for future policy benefits for traditional and limited payment long-duration contracts and will modify the rate used to discount future cash flows. The guidance will also simplify the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts (market risk benefits), simplify the amortization of deferred acquisition costs and add significant qualitative and quantitative disclosures.
This standard will become effective for the Company for all annual and interim periods beginning January 1, 2022. The FASB met on June 10, 2020 and proposed delaying the effective date of ASU 2018-12 until January 1, 2023. This proposal is pending final adoption. The guidance allows for one of two adoption methods, a modified retrospective transition or a full retrospective transition except for the changes to accounting for market risk benefits which will require a retrospective transition.
We are currently evaluating the impact of the standard to the Company. Based on the nature of the standard, we expect the impact to be material to our Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	The new standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance removes certain defined benefit pension or other postretirement plan disclosures that are no longer cost beneficial, clarifies the specific requirements for each disclosure and adds disclosure requirements.	This standard will become effective for the annual period ending December 31, 2020 using a retrospective transition.	The Company does not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements or Notes to the Condensed Consolidated Financial Statements.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The amendments simplify the accounting for income taxes by removing certain exceptions in the existing guidance including those related to intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items. The amendments require that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax as well as other minor changes.	This standard will become effective for the Company for all annual and interim periods beginning January 1, 2021. The new guidance specifies which amendments should be applied prospectively, retrospective to all periods presented or on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.	The Company does not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements or Notes to the Consolidated Financial Statements.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in this update provide optional expedients and exceptions for applying Generally Accepted Accounting Principles ("GAAP") to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	The amendments in this update are effective for all entities as of March 12, 2020 and will sunset through December 31, 2022, at which time the application of exceptions and optional expedients will no longer be permitted.	We are evaluating our current exposure to LIBOR and the impact this standard would have on the Consolidated Financial Statements. We expect to have our evaluation of exposure completed by December 31, 2020.

Note 4 – Investment in Securities
The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	June 30, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. states and political subdivisions	$127,591	$4,208	$—	$—	$131,799
Foreign governments	3,880	481	—	—	4,361
Corporate debt securities	7,754,873	498,531	(33,883)	(19,882)	8,199,639
Residential mortgage-backed securities	164,903	6,604	(1,181)	—	170,326
Collateralized debt securities	209,572	1,236	(685)	(2,532)	207,591
Total bonds held-to-maturity	8,260,819	511,060	(35,749)	(22,414)	8,713,716
Fixed maturity, bonds available-for-sale
U.S. treasury and government	29,132	676	—	—	29,808
U.S. states and political subdivisions	1,025,297	67,074	—	—	1,092,371
Foreign governments	14,988	1,782	—	—	16,770
Corporate debt securities	5,653,025	362,094	(38,038)	(3,824)	5,973,257
Residential mortgage-backed securities	29,460	1,231	(23)	(211)	30,457
Collateralized debt securities	27,214	751	(77)	(80)	27,808
Total bonds available-for-sale	6,779,116	433,608	(38,138)	(4,115)	7,170,471
Total investments in fixed maturity	$15,039,935	$944,668	$(73,887)	$(26,529)	$15,884,187

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. states and political subdivisions	$165,109	$5,005	$—	$—	$170,114
Foreign governments	3,907	442	—	—	4,349
Corporate debt securities	8,099,098	332,410	(6,539)	—	8,424,969
Residential mortgage-backed securities	237,516	6,460	(1,148)	—	242,828
Collateralized debt securities	125,631	1,146	(347)	—	126,430
Total bonds held-to-maturity	8,631,261	345,463	(8,034)	—	8,968,690
Fixed maturity, bonds available-for-sale
U.S. treasury and government	29,505	441	(5)	—	29,941
U.S. states and political subdivisions	1,030,309	47,865	(9)	—	1,078,165
Foreign governments	5,000	1,287	—	—	6,287
Corporate debt securities	5,338,007	251,408	(12,795)	—	5,576,620
Residential mortgage-backed securities	23,405	739	(201)	—	23,943
Collateralized debt securities	9,444	686	(1)	—	10,129
Total bonds available-for-sale	6,435,670	302,426	(13,011)	—	6,725,085
Total investments in fixed maturity	$15,066,931	$647,889	$(21,045)	$—	$15,693,775

Note 4 – Investment in Securities – (Continued)
The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	June 30, 2020
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$919,447	$932,495	$486,900	$493,348
Due after one year through five years	3,055,241	3,222,507	3,214,261	3,369,646
Due after five years through ten years	3,253,320	3,486,960	2,275,574	2,447,411
Due after ten years	1,032,811	1,071,754	802,381	860,066
Total	$8,260,819	$8,713,716	$6,779,116	$7,170,471
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been presented based on the year of final contractual maturity.
Proceeds from sales of bonds available-for-sale, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Proceeds from sales of fixed maturity, bonds available-for-sale	$85,000	$—	$131,513	$285
Gross realized gains	—	—	412	—
Gross realized losses	—	—	(4,072)	(23)
Gains and losses are determined using specific identification of the securities sold. During the six months ended June 30, 2019, bonds below investment grade with a carrying value of $157,939,000 were transferred from held-to-maturity to available-for-sale after a deterioration in the issuers’ creditworthiness. There was no transfer of bonds from held-to-maturity to available-for-sale during the six months ended June 30, 2020. No realized losses were recorded at June 30, 2020 and 2019.
The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Six months ended June 30,
	2020	2019
Bonds available-for-sale: change in unrealized gains	$106,055	$279,618
Adjustments for
Deferred policy acquisition costs	(21,240)	(34,853)
Participating policyholders’ interest	(5,052)	(12,811)
Deferred federal income tax expense	(18,390)	(48,080)
Change in net unrealized gains (losses) on debt securities, net of tax	$61,373	$183,874
The components of the change in net gains (losses) on equity securities are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Unrealized gains (losses) on equity securities	$298,793	$51,933	$(34,808)	$254,955
Net gains on equity securities sold	32	15,127	1,058	18,482
Net gains (losses) on equity securities	$298,825	$67,060	$(33,750)	$273,437

Note 4 – Investment in Securities – (Continued)
The gross unrealized losses and fair value of bonds available-for-sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position due to noncredit related factors at June 30, 2020 are shown below (in thousands, except number of issues):

	June 30, 2020
	Less than 12 months			12 months or more			Total
	Number of issues	Gross Unrealized (Losses)	Fair Value	Number of issues	Gross Unrealized (Losses)	Fair Value	Number of issues	Gross Unrealized (Losses)	Fair Value
Fixed maturity, bonds available-for-sale
Corporate debt securities	75	$(25,259)	$479,455	11	$(12,779)	$53,086	84	$(38,038)	$532,541
Residential mortgage-backed securities	—	—	—	3	(23)	11,169	3	(23)	11,169
Collateralized debt securities	2	(74)	9,411	1	(3)	156	3	(77)	9,567
Total	77	$(25,333)	$488,866	15	$(12,805)	$64,411	90	$(38,138)	$553,277

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of issues	Gross Unrealized (Losses)	Fair Value	Number of issues	Gross Unrealized (Losses)	Fair Value	Number of issues	Gross Unrealized (Losses)	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	—	$—	$—	5	$(5)	$8,299	5	$(5)	$8,299
U.S. states and political subdivisions	2	(9)	1,733	—	—	—	2	(9)	1,733
Corporate debt securities	22	(5,257)	94,942	25	(7,538)	132,626	47	(12,795)	227,568
Residential mortgage-backed securities	1	(9)	10,169	3	(192)	722	4	(201)	10,891
Collateralized debt securities	1	(1)	159	—	—	—	1	(1)	159
Total	26	$(5,276)	$107,003	33	$(7,735)	$141,647	59	$(13,011)	$248,650
Unrealized losses on bonds available-for-sale where an allowance for credit loss was not recorded are due to noncredit related factors caused by market liquidity events related to COVID-19 and the related economic downturn. A number of assumptions and estimates are inherent in evaluating whether an allowance for credit loss is necessary, which include the financial condition, near term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices.
Equity securities by market sector distribution are shown below, based on fair value:

	June 30, 2020	December 31, 2019
Consumer goods	19.3%	18.9%
Energy and utilities	5.7	8.0
Finance	21.4	18.0
Healthcare	15.7	13.0
Industrials	5.7	7.6
Information technology	27.7	25.0
Other	4.5	9.5
Total	100.0%	100.0%

Note 4 – Investment in Securities – (Continued)
Allowance for Credit Losses

Held-to-Maturity Securities—Management measures expected credit losses on bonds held-to-maturity on a collective (pool) basis by major security type: corporate bonds, structured products, municipals, specialty products and treasuries. Accrued interest receivable on held-to maturity debt securities are excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current market conditions and reasonable and supportable economic forecasts based upon a third-party valuation model.

Available-for-Sale Securities—For bonds available-for-sale in an unrealized loss position, the Company first assesses whether it intends to sell the security or will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For bonds available-for-sale that do not meet either indicated criteria, the Company evaluates whether the decline in fair value has resulted from credit events or market factors. In making this assessment, management first calculates the extent to which value is less than amortized cost, and then may consider any changes to the rating of the security by a rating agency, and any specific conditions related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount fair value is less than amortized cost. Any remaining unrealized loss is recognized in other comprehensive income.

When the discounted cash flow method is used to determine the allowance for credit losses, management's estimates incorporate expected prepayments, if any. Model inputs are considered reasonable and supportable for three years. A mean reversion is applied in years four and five. Credit loss allowance is not measured on accrued interest receivable because the balance is written off to net investment income in a timely manner, within 90 days. Changes in the allowance for credit losses are recognized through the condensed consolidated statement of operations as changes in expected credit loss.

No accrued interest receivables were written off as of June 30, 2020.

The rollforward of the allowance for credit losses for bonds held-to-maturity is shown below (in thousands):

	Foreign governments	Corporate debt securities	Collateralized debt securities	Residential mortgage backed securities	Total
Allowance for credit losses
Cumulative adjustment at January 1, 2020	$4	$(18,563)	$(2,968)	$(137)	$(21,664)
Provision	1	162	(18)	134	279
Ending balance at March 31, 2020	5	(18,401)	(2,986)	(3)	(21,385)
Provision	(5)	(1,481)	454	3	(1,029)
Ending balance at June 30, 2020	$—	$(19,882)	$(2,532)	$—	$(22,414)

Note 4 – Investment in Securities – (Continued)
The rollforward of the allowance for credit losses for available-for-sale debt securities is shown below (in thousands):

	Corporate debt securities	Collateralized debt securities	Residential mortgage backed securities	Total
Allowance for credit losses
Beginning balance at January 1, 2020	$—	$—	$—	$—
Provision	(12,499)	(236)	(130)	(12,865)
Ending balance at March 31, 2020	(12,499)	(236)	(130)	(12,865)
Provision	8,675	156	(81)	8,750
Ending balance at June 30, 2020	$(3,824)	$(80)	$(211)	$(4,115)

The change in allowance for the six months ended June 30, 2020 was impacted by economic changes due to the COVID-19 pandemic on the bond market. Bond prices improved during the second quarter as the government passed an economic stimulus package and restored some confidence to investors. Also, as businesses began to reopen, people started returning to work, which further assisted in bringing stability to bond markets.
Credit Quality Indicators

The Company monitors the credit quality of bonds held-to-maturity through the use of credit ratings, which are updated on a monthly basis. The two traditional metrics for assessing interest rate risks are interest-coverage ratios and capitalization ratios which can also be used in the assessment of credit risk. These risks are fairly mitigated through the diversification of all bond investments. Categories of diversification include credit ratings, geographic locations, maturities, and market sector.
The credit quality indicators for the amortized cost of bonds held-to-maturity as of June 30, 2020 are shown below (in thousands):

	Amortized cost of bonds held-to-maturity by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. state and political subdivisions	$46,407	$64,577	$11,340	$—	$5,267	$127,591
Foreign governments	—	2,842	1,038	—	—	3,880
Corporate debt securities	1,947	283,746	3,272,723	4,015,284	181,173	7,754,873
Residential mortgage backed securities	73,981	—	—	—	90,922	164,903
Collateralized debt securities	—	—	166,682	15,743	27,147	209,572
Total	$122,335	$351,165	$3,451,783	$4,031,027	$304,509	$8,260,819

At June 30, 2020, a bond classified as held-to-maturity with an amortized cost of $38,000 was past due on making an interest payment for over 90 days and is in nonaccrual status.

Note 5 - Mortgage Loans
Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering the location of the underlying collateral. The geographic categories come from the US Census Bureau's "Census Regions and Divisions of the United States." The distribution based on carrying amount of mortgage loans by location is as follows (in thousands, except percentages):

	June 30, 2020		December 31, 2019
East North Central	$711,602	13.7%	$667,150	13.1%
East South Central	145,675	2.8	144,887	2.8
Mountain	1,227,945	23.7	1,200,434	23.6
Pacific	896,268	17.3	852,574	16.7
South Atlantic	618,061	11.9	621,875	12.2
West South Central	1,252,397	24.2	1,272,522	25.0
Other	324,563	6.4	337,575	6.6
Total	$5,176,511	100.0%	$5,097,017	100.0%
During the six months ended June 30, 2020, American National foreclosed on one loan with a recorded investment of $4,511,000, and three loans with a recorded investment of $18,502,000 were in the process of foreclosure at June 30, 2020. For the year ended December 31, 2019, American National foreclosed on two loans with a total recorded investment of $16,008,000, and there were two loans with a total recorded investment of $13,345,000 in the process of foreclosure. American National did not sell any loans during the six months ended June 30, 2020 or the year ended December 31, 2019.

The age analysis of past due loans is shown below (in thousands, except percentages):

	30-59 Days Past Due	60-89 Days Past Due	More Than 90 Days Past Due	Total	Current	Total
June 30, 2020						Amount	Percent
Apartment	$40,095	$—	$—	$40,095	$408,752	$448,847	8.5%
Hotel	212,708	137,195	54,855	404,758	497,488	902,246	17.1
Industrial	—	—	9,259	9,259	718,521	727,780	13.7
Office	58,352	12,759	17,392	88,503	1,478,233	1,566,736	29.6
Retail	82,051	120,645	4,999	207,695	657,861	865,556	16.4
Other	10,489	214,865	29,257	254,611	522,215	776,826	14.7
Total	$403,695	$485,464	$115,762	$1,004,921	$4,283,070	$5,287,991	100.0%
Allowance for credit losses						(111,480)
Total, net of allowance						$5,176,511
December 31, 2019
Apartment	$—	$—	$—	$—	$416,865	$416,865	8.1%
Hotel	—	—	—	—	901,044	901,044	17.6
Industrial	—	13,076	4,091	17,167	589,721	606,888	11.9
Office	22,870	—	—	22,870	1,587,591	1,610,461	31.5
Retail	—	—	4,122	4,122	843,467	847,589	16.6
Other	11,759	—	—	11,759	721,571	733,330	14.3
Total	$34,629	$13,076	$8,213	$55,918	$5,060,259	$5,116,177	100.0%
Allowance for loan losses						(19,160)
Total, net of allowance						$5,097,017
As a result of the economic impact associated with COVID-19, as of June 30, 2020, 77 loans with a total balance of $1.2 billion primarily related to hotels, retail and parking operations (which are included in the other category in the table above) were in the course of modification. The terms of the modifications of these loans include forbearance of principal and interest payments for a period of up to six months, extensions of maturity dates, and/or provision for interest only payments. As of July 29, 2020, 49 of the 77 loans in the course of modification on June 30, 2020 with a total balance of $774 million have been modified leaving 28 loans with a total balance of $434 million in the course of modification. The Company expects the modification of these loans to be finalized shortly.
The loans in the course of modification are included in the aging table based upon their original terms as follows (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	More Than 90 Days Past Due	Total	Current	Total Amount

June 30, 2020	$343,000	$461,000	$99,000	$903,000	$305,000	$1,208,000

Note 5 - Mortgage Loans - (Continued)
There were no unamortized purchase discounts as of June 30, 2020 and December 31, 2019. Total mortgage loans were net of unamortized origination fees of $28,860,000 and $29,294,000 at June 30, 2020 and December 31, 2019, respectively. No unearned income is included in these amounts.

Troubled Debt Restructurings
American National has granted concessions which are classified as troubled debt restructurings to certain mortgage loan borrowers. Concessions are generally one of, or a combination of, a delay in payment of principal or interest, a reduction of the contractual interest rate or an extension of the maturity date. American National considers the amount, timing and extent of concessions in determining credit loss allowances for loan losses recorded in connection with a troubled debt restructuring. The carrying value after specific allowance, before and after modification in a troubled debt restructuring, may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment.
Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Six months ended June 30,
	2020			2019
	Number of Loans	Recorded Investment Pre- Modification	Recorded Investment Post Modification	Number of Loans	Recorded Investment Pre- Modification	Recorded Investment Post Modification
Office	—	$—	$—	1	$9,331	$9,331
Retail	3	22,161	22,161	2	40,249	40,249
Industrial	—	—	—	4	20,595	20,595
Hotel	11	341,556	341,556	—	—	—
Other	2	5,776	5,776	—	—	—
Total	16	$369,493	$369,493	7	$70,175	$70,175

Allowance for Credit Losses
Mortgage loans on real estate are stated at unpaid principal balance, adjusted for any unamortized discount, deferred expenses and allowances. The allowance for current expected losses per ASC 326, at the effective date will be based upon the current expected credit loss model, refer to Note 3, "Recently Issued Accounting Pronouncements." The model considers past loss experience, current economic conditions, and reasonable and supportable forecasts of future conditions. Reversion for the allowance calculation is implicit in the models used to determine the allowance. The methodology uses a discounted cash flow approach based on expected cash flows.

The rollforward of the allowance for credit losses for mortgage loans is shown below (in thousands):

Commercial Mortgage Loans
Beginning balance at January 1, 2020	$(19,160)
Cumulative adjustment at January 1, 2020	(11,216)
Provision	(29,069)
Balance at March 31, 2020	$(59,445)
Provision	(52,035)
Balance at June 30, 2020	$(111,480)
The change in allowance for the six months ended June 30, 2020 was driven by the economic disruption and uncertainty caused by COVID-19, we have been working with many of our mortgage loan borrowers, primarily those related to hotels, retail and parking operations, on loan modifications as noted above.

Note 5 - Mortgage Loans - (Continued)
The asset and allowance balances for credit losses for mortgage loans by property-type are shown below (in thousands):

	June 30, 2020
	Asset Balance	Allowance
Apartment	$445,579	$(3,268)
Hotel	857,142	(45,104)
Industrial	724,195	(3,586)
Office	1,543,211	(23,525)
Retail	852,869	(12,686)
Other	753,515	(23,311)
Total	$5,176,511	$(111,480)

Credit Quality Indicators

Mortgage loans are segregated by property-type and quantitative and qualitative allowance factors are applied. Qualitative factors are developed quarterly based on the pooling of assets with similar risk characteristics and historical loss experience adjusted for the expected trend in the current market environment. Credit losses are pooled by collateral type as it represents the most similar and reliable risk characteristics in our portfolio. The amortized cost of mortgage loans by year of origination by property-type are shown below (in thousands):

	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Apartment	$—	$108,698	$43,457	$190,907	$68,859	$37,469	$449,390
Hotel	—	57,560	204,054	219,527	148,026	273,845	903,012
Industrial	123,102	174,401	130,090	52,007	124,923	123,257	727,780
Office	—	56,068	193,000	347,383	314,239	656,046	1,566,736
Retail	42,784	41,190	103,201	80,943	223,764	373,674	865,556
Other	31,206	86,718	142,940	89,367	238,411	186,875	775,517
Total	$197,092	$524,635	$816,742	$980,134	$1,118,222	$1,651,166	$5,287,991
Allowance for loan losses							(111,480)
Total, net of allowance							$5,176,511
Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. It is the Company's policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. At June 30, 2020, commercial loans of $115,762,000 were past due over 90 days and are in nonaccrual status.
Off-Balance Sheet Credit Exposures

The Company has off-balance sheet credit exposures related to non-cancellable unfunded commitment amounts on commercial mortgage loans. We estimate the allowance for these exposures by applying the allowance rate we computed for each property type to the related outstanding commitment amounts. As of June 30, 2020, we have included a $13,032,000 liability in other liabilities on the condensed consolidated statements of financial position based on unfunded loan commitments of $578,979,000.

Note 6 – Real Estate and Other Investments

Investment real estate by property-type and geographic distribution are as follows (in thousands, except percentages):

	June 30, 2020		December 31, 2019
Industrial	$68,315	12.5%	$68,809	12.5%
Office	219,108	40.2	219,490	39.8
Retail	213,317	39.2	215,800	39.1
Other	43,864	8.1	47,120	8.6
Total	$544,604	100.0%	$551,219	100.0%

	June 30, 2020		December 31, 2019
East North Central	$32,572	6.0%	$32,539	5.9%
East South Central	33,466	6.2	34,248	6.2
Mountain	66,942	12.3	68,498	12.4
Pacific	39,425	7.2	40,462	7.3
South Atlantic	82,682	15.2	83,552	15.2
West South Central	272,551	50.0	278,833	50.6
Other	16,966	3.1	13,087	2.4
Total	$544,604	100.0%	$551,219	100.0%

American National regularly invests in real estate partnerships and joint ventures. American National frequently participates in the design of these entities with the sponsor, but in most cases, our involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2020 or 2019.

The assets and liabilities relating to the VIEs included in the condensed consolidated financial statements are as follows (in thousands):

	June 30, 2020	December 31, 2019
Investment real estate	$133,548	$134,534
Short-term investments	501	500
Cash and cash equivalents	8,681	11,155
Other receivables	2,503	3,673
Other assets	11,383	15,355
Total assets of consolidated VIEs	$156,616	$165,217
Notes payable	$155,871	$157,997
Other liabilities	4,616	9,731
Total liabilities of consolidated VIEs	$160,487	$167,728
The notes payable in the condensed consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $3,066,000 and $4,304,000 at June 30, 2020 and December 31, 2019, respectively.
The total long-term notes payable of the consolidated VIEs consists of the following (in thousands):

Interest rate	Maturity	June 30, 2020	December 31, 2019
LIBOR	2021	$10,828	$10,836
4% fixed	2022	80,152	81,709
4.18% fixed	2024	64,891	65,452
Total		$155,871	$157,997

Note 6 – Real Estate and Other Investments - (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$342,967	$342,967	$332,742	$332,742
Mortgage loans	696,645	696,545	657,528	657,528
Accrued investment income	3,276	3,276	2,198	2,198
As of June 30, 2020, one real estate investment with a carrying value of $3,364,000 met the criteria as held-for-sale.

Note 7 – Derivative Instruments

American National purchases over-the-counter equity-indexed options as economic hedges against fluctuations in the equity markets to which equity-indexed products are exposed. These options are not designated as hedging instruments for accounting purposes under U.S. GAAP. Equity-indexed contracts include a fixed host universal-life insurance or annuity contract and an equity-indexed embedded derivative. The detail of derivative instruments is shown below (in thousands, except number of instruments):

Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Financial Position	June 30, 2020			December 31, 2019
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	459	$2,693,100	$191,486	473	$2,654,600	$256,005
Equity-indexed embedded derivative	Policyholders’ account balances	105,964	2,561,102	675,970	101,950	2,527,205	731,552

Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2020	2019	2020	2019
Equity-indexed options	Net investment income	$67,157	$23,125	$(40,938)	$89,610
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(62,491)	(36,255)	27,090	(94,411)

The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by the counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining collateral where appropriate, as a means of mitigating the financial loss from defaults. The Company holds collateral in cash and notes secured by U.S. government backed assets. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts, less the fair value of collateral held. The Company maintains master netting agreements with its current active trading partners. As such, a right of offset has been applied to collateral that supports credit risk and has been recorded in the condensed consolidated statements of financial position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral.

Note 7 – Derivative Instruments - (Continued)

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		June 30, 2020
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$36,375	$17,373	$18,100	$35,473	$35,473	$—	$902
Credit Suisse	Baa2/BBB+	4,946	4,470	—	4,470	4,470	—	476
Goldman-Sachs	A3/BBB+	990	910	—	910	910	—	80
ING	Baa1/A-	24,305	14,040	10,300	24,340	24,305	35	—
Morgan Stanley	A3/BBB+	16,967	8,256	5,700	13,956	13,956	—	3,011
NATIXIS*	A1/A+	26,834	26,570	—	26,570	26,570	—	264
SunTrust	A3/A-	47,570	34,780	11,000	45,780	45,780	—	1,790
Wells Fargo	A2/A-	33,499	22,210	9,900	32,110	32,110	—	1,389
Total		$191,486	$128,609	$55,000	$183,609	$183,574	$35	$7,912

		December 31, 2019
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa3/BBB	$54,583	$27,343	$28,000	$55,343	$54,583	$760	$—
Credit Suisse	Baa2/BBB+	7,117	7,390	—	7,390	7,009	381	108
Goldman-Sachs	A3/BBB+	1,053	930	—	930	930	—	123
ING	Baa1/A-	30,330	14,940	16,000	30,940	30,330	610	—
Morgan Stanley	A3/BBB+	34,988	25,926	9,000	34,926	34,926	—	62
NATIXIS*	A1/A+	29,918	30,200	—	30,200	29,918	282	—
SunTrust	A3/A-	60,360	41,720	17,000	58,720	58,645	75	1,715
Wells Fargo	A2/A-	37,656	24,110	15,000	39,110	37,656	1,454	—
Total		$256,005	$172,559	$85,000	$257,559	$253,997	$3,562	$2,008
*Collateral is prohibited from being held in invested assets

Note 8 - Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Bonds	$141,762	$150,907	$287,881	$298,464
Equity securities	7,919	9,015	15,766	17,307
Mortgage loans	60,445	63,158	119,773	126,357
Real estate	1,734	4,508	3,447	6,363
Equity-indexed options	67,157	23,125	(40,938)	89,610
Other invested assets	8,331	7,017	16,703	11,975
Total	$287,348	$257,730	$402,632	$550,076
Net realized investment gains (losses) are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Bonds	$3,952	$2,611	$9,430	$5,213
Mortgage loans	—	(544)	—	(89)
Real estate	(7)	(2,728)	(1,314)	(2,886)
Other invested assets	(6)	(2,276)	(29)	(2,228)
Total	$3,939	$(2,937)	$8,087	$10
Net realized investment gain (losses) by transaction type are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Sales	$—	$(583)	$(3,618)	$(763)
Calls	4,025	2,274	13,145	4,928
Paydowns	(73)	319	(54)	288
Impairments	—	(4,700)	(1,276)	(4,700)
Loss allowance	—	(257)	—	260
Others	(13)	10	(110)	(3)
Total	$3,939	$(2,937)	$8,087	$10

Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Bonds	$—	$(6,968)	$—	$(6,968)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity	$8,238,405	$8,713,716	$8,631,261	$8,968,690
Fixed maturity, bonds available-for-sale	7,170,471	7,170,471	6,725,085	6,725,085
Equity securities	1,714,264	1,714,264	1,700,960	1,700,960
Equity-indexed options	191,486	191,486	256,005	256,005
Mortgage loans on real estate, net of allowance	5,176,511	5,438,373	5,097,017	5,309,005
Policy loans	377,826	377,826	379,657	379,657
Short-term investments	501,087	501,087	425,321	425,321
Separate account assets ($1,005,889 and $1,049,938 included in fair value hierarchy)	1,032,956	1,032,956	1,073,891	1,073,891
Separately managed accounts	51,537	51,537	50,503	50,503
Total financial assets	$24,454,543	$25,191,716	$24,339,700	$24,889,117
Financial liabilities
Investment contracts	$10,185,122	$10,185,122	$10,254,959	$10,254,959
Embedded derivative liability for equity-indexed contracts	675,970	675,970	731,552	731,552
Notes payable	155,871	155,871	157,997	157,997
Federal Home Loan Bank advance	500,000	500,000	—	—
Separate account liabilities ($1,005,889 and $1,049,938 included in fair value hierarchy)	1,032,956	1,032,956	1,073,891	1,073,891
Total financial liabilities	$12,549,919	$12,549,919	$12,218,399	$12,218,399

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability. A fair value hierarchy is used to determine fair value based on a hypothetical transaction at the measurement date from the perspective of a market participant. American National has evaluated the types of securities in its investment portfolio to determine an appropriate hierarchy level based upon trading activity and the observability of market inputs. The classification of assets or liabilities within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2	Quoted prices in markets that are not active or inputs that are observable directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1; quoted prices in markets that are not active; or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Unobservable inputs reflect American National’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models and third-party evaluation, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Note 9 – Fair Value of Financial Instruments – (Continued)
Valuation Techniques for Financial Instruments Recorded at Fair Value
Fixed Maturity Securities and Equity Options—American National utilizes a pricing service to estimate fair value measurements. The estimates of fair value for most fixed maturity securities, including municipal bonds, provided by the pricing service are disclosed as Level 2 measurements as the estimates are based on observable market information rather than market quotes. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturity securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, an option adjusted spread model is used to develop prepayment and interest rate scenarios.
The pricing service evaluates each asset class based on relevant market information, credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.
American National has reviewed the inputs and methodology used and the techniques applied by the pricing service to produce quotes that represent the fair value of a specific security. The review confirms that the pricing service is utilizing information from observable transactions or a technique that represents a market participant’s assumptions. American National does not adjust quotes received from the pricing service. The pricing service utilized by American National has indicated that they will only produce an estimate of fair value if there is objectively verifiable information available.
American National holds a small amount of private placement debt and fixed maturity securities that have characteristics that make them unsuitable for matrix pricing. For these securities, a quote from an independent broker (typically a market maker) is obtained. Due to the disclaimers on the quotes that indicate the price is indicative only, American National includes these fair value estimates in Level 3.
For securities priced using a quote from an independent broker, such as the equity-indexed options and certain fixed maturity securities, American National uses a market-based fair value analysis to validate the reasonableness of prices received. Price variances above a certain threshold are analyzed further to determine if any pricing issue exists. This analysis is performed quarterly.
Equity Securities—For publicly-traded equity securities, prices are received from a nationally recognized pricing service that are based on observable market transactions, and these securities are classified as Level 1 measurements. For certain preferred stock, current market quotes in active markets are unavailable. In these instances, an estimated fair value is received from the pricing service. The service utilizes similar methodologies to price preferred stocks as it does for fixed maturity securities. If applicable, these estimates would be disclosed as Level 2 measurements. American National tests the accuracy of the information provided by reference to other services annually.
Short-Term Investments—Short-term investments are primarily commercial paper rated A2 or P2 or better by Standard & Poor's and Moody's, respectively. Commercial paper is carried at amortized cost which approximates fair value. These investments are classified as Level 2 measurements.

Note 9 – Fair Value of Financial Instruments – (Continued)
Separate Account Assets and Liabilities—Separate account assets and liabilities are funds that are held separate from the general assets and liabilities of American National and that represent the investments of variable insurance product contract holders, who bear the investment risk of such funds. Investment income and investment gains and losses from these separate funds accrue to the benefit of the contract holders. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of American National. American National reports separately, as assets and liabilities, investments held in separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from American National’s general account liabilities; (iii) investments are directed by the contract holder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the condensed consolidated statements of operations.

The separate account assets included on the quantitative disclosures fair value hierarchy table are comprised of short-term investments, equity securities, and fixed maturity bonds available-for-sale. Equity securities are classified as Level 1 measurements. Short-term investments and fixed maturity securities are classified as Level 2 measurements. These classifications for separate account assets reflect the same fair value level methodologies as listed above as they are derived from the same vendors and follow the same process.
The separate account assets also include cash and cash equivalents, investments in unconsolidated affiliates, accrued investment income, and receivables for securities. These are not financial instruments and are not included in the quantitative disclosures of fair value hierarchy table.
Embedded Derivative—The amounts reported within policyholder contract deposits include equity linked interest crediting rates based on the S&P 500 index within index annuities and indexed life. The following unobservable inputs are used for measuring the fair value of the embedded derivatives associated with the policyholder contract liabilities:
•Lapse rate assumptions are determined by company experience. Lapse rates are generally assumed to be lower during a contract’s surrender charge period and then higher once the surrender charge period has ended. Decreases to the assumed lapse rates generally increase the fair value of the liability as more policyholders persist to collect the crediting interest pertaining to the indexed product. Increases to the lapse rate assumption decrease the fair value.
•Mortality rate assumptions vary by age and gender based on company and industry experience. Decreases to the assumed mortality rates increase the fair value of the liabilities as more policyholders earn crediting interest. Increases to the assumed mortality rates decrease the fair value as higher decrements reduce the potential for future interest credits.
•Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At June 30, 2020 and December 31, 2019, the one year implied volatility used to estimate embedded derivative value was 24.4% and 11.3%, respectively.
Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	June 30, 2020	December 31, 2019	Unobservable Input	June 30, 2020	December 31, 2019
Indexed Annuities	$659.2	$706.5	Lapse Rate	1-70%	1-70%
			Mortality Multiplier	90-100%	90-100%
			Equity Volatility	16-65%	11-46%
Indexed Life	16.7	25.1	Equity Volatility	16-65%	11-46%

Note 9 – Fair Value of Financial Instruments – (Continued)
Quantitative Disclosures
The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Assets and Liabilities Carried at Fair Value by Hierarchy Level as of June 30, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$29,808	$—	$29,808	$—
U.S. states and political subdivisions	1,092,371	—	1,092,371	—
Foreign governments	16,770	—	16,770	—
Corporate debt securities	5,973,257	—	5,869,579	103,678
Residential mortgage-backed securities	30,457	—	30,457	—
Collateralized debt securities	27,808	—	27,808	—
Total bonds available-for-sale	7,170,471	—	7,066,793	103,678
Equity securities
Common stock	1,696,311	1,696,159	—	152
Preferred stock	17,953	17,492	—	461
Total equity securities	1,714,264	1,713,651	—	613
Options	191,486	—	—	191,486
Short-term investments	501,087	—	501,087	—
Separate account assets	1,005,889	154,144	851,745	—
Separately managed accounts	51,537	—	—	51,537
Total financial assets	$10,634,734	$1,867,795	$8,419,625	$347,314
Financial liabilities
Embedded derivative for equity-indexed contracts	$675,970	$—	$—	$675,970
Separate account liabilities	1,005,889	154,144	851,745	—
Total financial liabilities	$1,681,859	$154,144	$851,745	$675,970

	Assets and Liabilities Carried at Fair Value by Hierarchy Level as of December 31, 2019
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$29,941	$—	$29,941	$—
U.S. states and political subdivisions	1,078,165	—	1,078,165	—
Foreign governments	6,287	—	6,287	—
Corporate debt securities	5,576,620	—	5,531,776	44,844
Residential mortgage-backed securities	23,943	—	23,943	—
Collateralized debt securities	10,129	—	10,129	—
Total bonds available-for-sale	6,725,085	—	6,680,241	44,844
Equity securities
Common stock	1,682,149	1,681,686	—	463
Preferred stock	18,811	18,811	—	—
Total equity securities	1,700,960	1,700,497	—	463
Options	256,005	—	—	256,005
Short-term investments	425,321	—	425,321	—
Separate account assets	1,049,938	271,575	778,363	—
Separately managed accounts	50,503	—	—	50,503
Total financial assets	$10,207,812	$1,972,072	$7,883,925	$351,815
Financial liabilities
Embedded derivative for equity-indexed contracts	$731,552	$—	$—	$731,552
Separate account liabilities	1,049,938	271,575	778,363	—
Total financial liabilities	$1,781,490	$271,575	$778,363	$731,552

Note 9 – Fair Value of Financial Instruments – (Continued)
For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended June 30, 2020				Six months ended June 30, 2020
	Assets			Liability	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Beginning balance	$53,853	$125,988	$50,489	$630,952	$45,307	$256,005	$50,503	$731,552
Net gain (loss) for derivatives included in net investment income	—	67,157	—	—	—	(40,938)	—	—
Net change included in interest credited	—	—	—	62,491	—	—	—	(27,090)
Net fair value change included in other comprehensive income	—	—	(4,046)	—	—	—	(4,060)	—
Purchases, sales and settlements or maturities
Purchases	86,467	24,273	9,042	—	109,169	38,438	9,042	—
Sales	(36,642)	—	(3,948)	—	(50,798)	—	(3,948)	—
Settlements or maturities	—	(25,932)	—	—	—	(62,019)	—	—
Premiums less benefits	—	—	—	(17,473)	—	—	—	(28,492)
Ending balance at June 30, 2020	$103,678	$191,486	$51,537	$675,970	$103,678	$191,486	$51,537	$675,970

	Level 3
	Three months ended June 30, 2019				Six months ended June 30, 2019
	Assets			Liability	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts*	Embedded Derivative	Investment Securities	Equity-Indexed Options	Separately Managed Accounts*	Embedded Derivative
Beginning balance	$4,346	$216,156	$23,254	$668,485	$4,346	$148,006	$16,532	$596,075
Net gain for derivatives included in net investment income	—	23,125	—	—	—	89,610	—	—
Net change included in interest credited	—	—	—	36,255	—	—	—	94,411
Net fair value change included in other comprehensive income	—	—	(11)	—	—	—	(2)	—
Purchases, sales and settlements or maturities
Purchases	—	21,412	7,412	—	—	38,768	14,125	—
Settlements or maturities	—	(29,649)	—	—	—	(45,340)	—	—
Premiums less benefits	—	—	—	(9,064)	—	—	—	5,190
Ending balance at June 30, 2019	$4,346	$231,044	$30,655	$695,676	$4,346	$231,044	$30,655	$695,676
*Subsequent to the issuance of the Company's interim condensed consolidated financial statements as of and for the three and six months ended June 30, 2019, the Company's management determined Separately Managed Accounts were omitted from this disclosure. The amounts included in the disclosure tables above now include disclosures for Separately Managed Accounts for all periods presented.

Within the net gain for derivatives included in net investment income were unrealized gains of $59,948,000 and $84,756,000, relating to assets still held at June 30, 2020 and 2019, respectively.

Note 9 – Fair Value of Financial Instruments – (Continued)
Fair Value Information About Financial Instruments Not Recorded at Fair Value

Information about fair value estimates for financial instruments not measured at fair values is discussed below:

Fixed Maturity Securities—The fair value of bonds held-to-maturity is determined consistent with the disclosure under Valuation Techniques for the Financial Instrument Recorded at Fair Value section.

Mortgage Loans—The fair value of mortgage loans is estimated using discounted cash flow analyses on a loan by loan basis by applying a discount rate to expected cash flows from future installment and balloon payments. The discount rate takes into account general market trends and specific credit risk trends for the individual loan. Factors used to arrive at the discount rate include inputs from spreads based on U.S. Treasury notes and the loan’s credit quality, region, property type, lien priority, payment type and current status.

Policy Loans—The carrying value of policy loans is the outstanding balance plus any accrued interest. Due to the collateralized nature of policy loans such that they cannot be separated from the policy contracts, the unpredictable timing of repayments and the fact that settlement is at outstanding value, American National believes the carrying value of policy loans approximates fair value.
Separately Managed Accounts—The amounts reported in separately managed accounts consist primarily of notes and private equity. These investments are private placements and do not have a readily determinable fair value. The carrying value of the separately managed accounts is cost or market value if available from the separately managed account manager. Market value is provided by the separately managed account manager in subsequent quarters. American National believes that cost approximates fair value at initial recognition during the quarter of investment.
Investment Contracts—The carrying value of investment contracts is equivalent to the accrued account balance. The accrued account balance consists of deposits, net of withdrawals, plus or minus interest credited, fees and charges assessed and other adjustments. American National believes that the carrying value of investment contracts approximates fair value because the majority of these contracts’ interest rates reset at anniversary.
Notes Payable—Notes payable are carried at outstanding principal balance. The carrying value of the notes payable approximates fair value because the underlying interest rates approximate market rates at the balance sheet date.
Federal Home Loan Bank advance—The Federal Home Loan Bank advance is carried at outstanding principal balance. The carrying value of the advance approximates fair value because the underlying interest rates approximate market rates at the balance sheet date.

Note 9 – Fair Value of Financial Instruments – (Continued)
The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below (in thousands):

	June 30, 2020
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. states and political subdivisions	Level 2	$127,592	$131,799
Foreign governments	Level 2	3,880	4,361
Corporate debt securities	Level 2	7,734,990	8,199,640
Residential mortgage-backed securities	Level 2	207,039	170,326
Collateralized debt securities	Level 2	164,904	207,590
Total fixed maturity, bonds held-to-maturity		8,238,405	8,713,716
Mortgage loans on real estate, net of allowance	Level 3	5,176,511	5,438,373
Policy loans	Level 3	377,826	377,826
Total financial assets		$13,792,742	$14,529,915
Financial liabilities
Investment contracts	Level 3	$10,185,122	$10,185,122
Notes payable	Level 3	155,871	155,871
Federal Home Loan Bank advance	Level 3	500,000	500,000
Total financial liabilities		$10,840,993	$10,840,993

	December 31, 2019
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. states and political subdivisions	Level 2	$165,109	$170,114
Foreign governments	Level 2	3,907	4,349
Corporate debt securities	Level 2	8,099,098	8,424,969
Residential mortgage-backed securities	Level 2	237,516	242,828
Collateralized debt securities	Level 2	125,631	126,430
Total fixed maturity, bonds held-to-maturity		8,631,261	8,968,690
Mortgage loans on real estate, net allowance	Level 3	5,097,017	5,309,005
Policy loans	Level 3	379,657	379,657
Total financial assets		$14,107,935	$14,657,352
Financial liabilities
Investment contracts	Level 3	$10,254,959	$10,254,959
Notes payable	Level 3	157,997	157,997
Total financial liabilities		$10,412,956	$10,412,956

Note 10 – Deferred Policy Acquisition Costs
Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Beginning balance at January 1, 2020	$852,900	$415,380	$32,578	$122,149	$1,423,007
Additions	65,712	22,318	7,583	175,769	271,382
Amortization	(46,339)	(41,910)	(7,543)	(169,215)	(265,007)
Effect of change in unrealized gains on bonds available-for-sale debt	(3,918)	(17,322)	—	—	(21,240)
Net change	15,455	(36,914)	40	6,554	(14,865)
Ending balance at June 30, 2020	$868,355	$378,466	$32,618	$128,703	$1,408,142
Commissions comprise the majority of the additions to deferred policy acquisition costs.
Note 11 – Liability for Unpaid Claims and Claim Adjustment Expenses

The liability for unpaid claims and claim adjustment expenses (“claims”) for health and property and casualty insurance is included in “Policy and contract claims” in the condensed consolidated statements of financial position and is the amount estimated for incurred but not reported (“IBNR”) claims and claims that have been reported but not settled. The liability for unpaid claims is estimated based upon American National’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, less anticipated salvage and subrogation. The effects of the changes are included in the condensed consolidated results of operations in the period in which the changes occur. The time value of money is not taken into account for the purposes of calculating the liability for unpaid claims. There have been no significant changes in methodologies or assumptions used to calculate the liability for unpaid claims and claim adjustment expenses.
Information regarding the liability for unpaid claims is shown below (in thousands):

	Six months ended June 30,
	2020	2019
Unpaid claims balance, beginning	$1,322,837	$1,305,225
Less: Reinsurance recoverables	246,447	254,466
Net beginning balance	1,076,390	1,050,759
Incurred related to
Current	601,691	591,073
Prior years	(33,256)	(30,691)
Total incurred claims	568,435	560,382
Paid claims related to
Current	268,203	272,650
Prior years	267,282	276,738
Total paid claims	535,485	549,388
Net balance	1,109,340	1,061,753
Plus: Reinsurance recoverables	250,378	249,245
Unpaid claims balance, ending	$1,359,718	$1,310,998
The net and gross reserve calculations have shown favorable development in 2020 as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $33,256,000 during the first six months of 2020 and decreased by $30,691,000 during the same period in 2019. The favorable development in 2020 was a reflection of lower-than-anticipated losses in the private passenger automobile, agribusiness, and workers compensation. The favorable development for the first six months in 2019 reflects lower-than-anticipated losses in the workers compensation and agribusiness lines of business.
For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at June 30, 2020 and December 31, 2019 was $26,249,000 and $21,379,000, respectively.

Note 12 – Federal Income Taxes
A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2020		2019		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense (benefit) before tax on equity in earnings of unconsolidated affiliates	$58,008	22.1%	$21,819	18.1%	$(4,686)	23.2%	$81,606	18.3%
Tax on equity in earnings of unconsolidated affiliates	(2,860)	(1.1)	3,526	2.9	438	(2.2)	12,023	2.7
Total expected income tax expense (benefit) at the statutory rate	55,148	21.0	25,345	21.0	(4,248)	21.0	93,629	21.0
Tax-exempt investment income	(1,061)	(0.4)	(1,109)	(0.9)	(2,088)	10.3	(1,918)	(0.4)
Dividend exclusion	(1,443)	(0.5)	(860)	(0.7)	(2,305)	11.4	(1,781)	(0.4)
Miscellaneous tax credits, net	(1,534)	(0.6)	(3,299)	(2.7)	(3,929)	19.4	(4,991)	(1.1)
Low income housing tax credit expense	982	0.4	1,783	1.5	2,756	(13.6)	2,941	0.6
Change in valuation allowance	12	—	165	0.1	124	(0.6)	165	—
Other items, net	93	—	(77)	(0.1)	219	(1.1)	1,280	0.3
Provision (benefit) for federal income taxes	$52,197	19.9%	$21,948	18.2%	$(9,471)	46.8%	$89,325	20.0%
As of June 30, 2020 and December 31, 2019, American National had no material net operating loss or tax credit carryforwards.

As of June 30, 2020, American National had no provision for uncertain tax positions and no provision for penalties or interest were established. In addition, management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would impact American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2020	$157,851	$(55,232)	$(3,101)	$99,518
Amounts reclassified from AOCI (net of tax benefit $448 and expense $959)	(1,687)	3,605	—	1,918
Unrealized holding gains arising during the period (net of tax expense $22,284)	83,831	—	—	83,831
Unrealized adjustment to DAC (net of tax benefit $4,460)	(16,780)	—	—	(16,780)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $1,061)	(3,991)	—	—	(3,991)
Foreign currency adjustment (net of tax benefit $156)	—	—	(585)	(585)
Ending balance at June 30, 2020	$219,224	$(51,627)	$(3,686)	$163,911
Beginning balance at January 1, 2019	$(42,469)	$(54,236)	$(3,033)	$(99,738)
Amounts reclassified from AOCI (net of tax expense $565 and $774)	2,126	2,911	—	5,037
Unrealized holding gains arising during the period (net of tax expense $58,322)	219,402	—	—	219,402
Unrealized adjustment to DAC (net of tax benefit $7,320)	(27,533)	—	—	(27,533)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $2,690)	(10,121)	—	—	(10,121)
Foreign currency adjustment (net of tax benefit $157)	—	—	590	590
Cumulative effect of changes in accounting	16,166	(16,493)	(458)	(785)
Ending balance at June 30, 2019	$157,571	$(67,818)	$(2,901)	$86,852

Note 14 – Stockholders’ Equity and Noncontrolling Interests

American National has one class of common stock with a par value of $1.00 per share and 50,000,000 authorized shares. The amounts outstanding at the dates indicated are shown below:

	June 30, 2020	December 31, 2019
Common stock
Shares issued	30,832,449	30,832,449
Treasury shares	(3,945,249)	(3,945,249)
Outstanding shares	26,887,200	26,887,200
Restricted shares	(10,000)	(10,000)
Unrestricted outstanding shares	26,877,200	26,877,200
Stock-based Compensation
American National has made grants of Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, and Restricted Stock Units (“RSU”), pursuant to a stock-based compensation plan. The term for granting additional awards under such plan expired in 2019. Pursuant to the plan, grants were made to certain officers meeting established performance objectives, and grants were made to directors as compensation and to align their interests with those of other shareholders. In addition, American National has made grants to directors and advisory directors of RSUs that are cash-settled only, with no provision for conversion to stock. Such cash-settled RSUs vested during the three months ended June 30, 2020 and no additional RSU's remain outstanding which is shown in the table below.
SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	66	$110.83	10,000	$80.05	8,250	$113.19
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(8,250)	113.19
Forfeited	—	—	—	—	—	—
Expired	(66)	110.83	—	—	—	—
Outstanding at June 30, 2020	—	$—	10,000	$80.05	—	$—

	SAR	RS Shares	RSUs
Weighted-average contractual remaining life (in years)	0	2.67	0
Exercisable shares	—	N/A	N/A
Weighted-average exercise price	$—	$80.05	$113.19
Weighted-average exercise price exercisable shares	—	N/A	N/A
Compensation expense (credit)
Three months ended June 30, 2020	$—	$20,000	$(14,000)
Three months ended June 30, 2019	(12,000)	20,000	578,000
Six months ended June 30, 2020	$(1,000)	$40,000	$(184,000)
Six months ended June 30, 2019	(15,000)	40,000	941,000
Fair value of liability award
June 30, 2020	$—	N/A	$—
December 31, 2019	1,000	N/A	971,000
The SARs give the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting. All remaining SAR's expired on May 1, 2020.
RS awards entitle the participant to full dividend and voting rights. Each RS share awarded has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years and feature a graded vesting schedule in the case of the retirement, death or disability of an award holder. Restricted stock awards for 350,334 shares have been granted at an exercise price of zero, of which 10,000 shares are unvested.
RSU awards to our directors and advisory directors are settled in cash based upon the market price of our common stock after one-year or earlier upon death, disability or retirement from service after age 65. All outstanding RSU's vested on May 1, 2020, and no RSU's were granted during the six months ended June 30, 2020 as a result of the uncertainty surrounding the COVID-19 pandemic.

Note 14 – Stockholders’ Equity and Noncontrolling Interests - (Continued)
Earnings per Share
Basic earnings per share were calculated using a weighted average number of shares outstanding. Diluted earnings per share include RS and RSU award shares.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Weighted average shares outstanding	26,878,684	26,881,700	26,880,183	26,883,699
Incremental shares from RS awards and RSUs	8,445	7,264	9,265	6,237
Total shares for diluted calculations	26,887,129	26,888,964	26,889,448	26,889,936
Net income (loss) attributable to American National (in thousands)	$210,545	$98,840	$(9,899)	$357,057
Basic earnings per share	$7.83	$3.68	$(0.37)	$13.28
Diluted earnings per share	$7.83	$3.67	$(0.37)	$13.28

Statutory Capital and Surplus
Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National's insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2020 and December 31, 2019, American National Insurance Company’s statutory capital and surplus was $3,419,135,000 and $3,477,727,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at June 30, 2020 and December 31, 2019, substantially above 200% of the authorized control level.
American National and its insurance subsidiaries prepare statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile, which include certain components of the National Association of Insurance Commissioners’ Codification of Statutory Accounting Principles (“NAIC Codification”). NAIC Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting practices continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the statutory capital and surplus of American National Insurance Company and its insurance subsidiaries.
Statutory accounting differs from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, and valuing securities on a different basis. In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus.
One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $70,542,000 and $70,339,000 at June 30, 2020 and December 31, 2019, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained substantially above the Company action level RBC had it not used the permitted practice.

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	June 30, 2020	December 31, 2019
Statutory capital and surplus
Life insurance entities	$2,086,978	$2,159,770
Property and casualty insurance entities	1,343,222	1,329,782

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Statutory net income (loss)
Life insurance entities	$(28,301)	$12,782	$26,674	$5,698
Property and casualty insurance entities	(12,975)	12,344	35,278	50,464

Note 14 – Stockholders’ Equity and Noncontrolling Interests - (Continued)
Dividends
Dividends are paid on a quarterly basis. We paid a dividend of $0.82 per quarter for the three and six months ended June 30, 2020 and June 30, 2019, respectively. We expect to continue to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions.
American National Insurance Company’s payment of dividends to its stockholder, American National Group, Inc. is restricted by insurance law. The restrictions require life insurance companies to maintain minimum amounts of capital and surplus, and in the absence of special approval, limit the payment of dividends to the greater of the prior year’s statutory net income from operations, or 10% of prior year statutory surplus. American National Insurance Company is permitted without prior approval of the Texas Department of Insurance to pay total dividends of $347,773,000 during 2020. Similar restrictions on amounts that can transfer in the form of dividends, loans, or advances to American National Insurance Company apply to its insurance subsidiaries.
Noncontrolling Interests
American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. American National Insurance Company has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the condensed consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at June 30, 2020 and December 31, 2019.
American National Insurance Company and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s condensed consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as a noncontrolling deficit of $495,000 and $736,000 at June 30, 2020 and December 31, 2019, respectively.

Note 15 - Segment Information

Management organizes the business into five operating segments:
•Life—consists of whole, term, universal, indexed and variable life insurance. Products are primarily sold through career, multiple-line, and independent agents as well as direct marketing channels.
•Annuity—consists of fixed, indexed, and variable annuity products. Products are primarily sold through independent agents, brokers, and financial institutions, along with multiple-line and career agents.
•Health—consists of Medicare Supplement, stop-loss, other supplemental health products and credit disability insurance. Products are typically distributed through independent agents and managing general underwriters.
•Property and Casualty—consists of personal, agricultural and targeted commercial coverages and credit-related property insurance. Products are primarily sold through multiple-line and independent agents or managing general agents.
•Corporate and Other—consists of net investment income from investments and certain expenses not allocated to the insurance segments and revenues and related expenses from non-insurance operations.

The accounting policies of the segments are the same as those described in Note 2 of American National’s 2019 annual report on Form 10-K. All revenues and expenses specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
•Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.
•Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other segment.
•Expenses are charged to segments through direct identification and allocations based upon various factors.

Note 15 – Segment Information - (Continued)
The results of operations measured as the income (loss) before federal income tax and other items by operating segments are summarized below (in thousands):

	Three months ended June 30, 2020
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$91,670	$25,944	$42,945	$372,704	$—	$533,263
Other policy revenues	76,226	3,561	—	—	—	79,787
Net investment income	73,645	189,842	2,214	16,037	5,610	287,348
Net realized investment gains	—	—	—	—	3,939	3,939
Change in investment credit loss	—	—	—	—	(52,310)	(52,310)
Net gains on equity securities	—	—	—	—	298,825	298,825
Other income	440	795	5,503	2,844	754	10,336
Total premiums and other revenues	241,981	220,142	50,662	391,585	256,818	1,161,188
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	124,941	44,983	—	—	—	169,924
Claims incurred	—	—	26,726	280,561	—	307,287
Interest credited to policyholders’ account balances	25,201	121,582	—	—	—	146,783
Commissions for acquiring and servicing policies	41,287	11,657	7,160	80,386	—	140,490
Other operating expenses	44,505	11,746	9,476	50,080	9,370	125,177
Change in deferred policy acquisition costs	(11,535)	12,306	(17)	(5,457)	—	(4,703)
Total benefits, losses and expenses	224,399	202,274	43,345	405,570	9,370	884,958
Income (loss) before federal income tax and other items	$17,582	$17,868	$7,317	$(13,985)	$247,448	$276,230

	Three months ended June 30, 2019
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$86,087	$56,222	$42,224	$371,739	$—	$556,272
Other policy revenues	70,610	4,536	—	—	—	75,146
Net investment income	63,916	155,355	2,376	16,706	19,377	257,730
Net realized investment losses	—	—	—	—	(9,905)	(9,905)
Net gains on equity securities	—	—	—	—	67,060	67,060
Other income	469	574	5,534	2,830	967	10,374
Total premiums and other revenues	221,082	216,687	50,134	391,275	77,499	956,677
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	104,462	72,788	—	—	—	177,250
Claims incurred	—	—	26,708	271,608	—	298,316
Interest credited to policyholders’ account balances	15,197	108,490	—	—	—	123,687
Commissions for acquiring and servicing policies	40,881	23,139	8,692	68,583	—	141,295
Other operating expenses	46,669	13,349	10,707	49,681	9,127	129,533
Change in deferred policy acquisition costs	(9,205)	(4,369)	(146)	(3,588)	—	(17,308)
Total benefits, losses and expenses	198,004	213,397	45,961	386,284	9,127	852,773
Income before federal income tax and other items	$23,078	$3,290	$4,173	$4,991	$68,372	$103,904

Note 15 – Segment Information - (Continued)

	Six months ended June 30, 2020
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$181,186	$41,453	$86,031	$761,361	$—	$1,070,031
Other policy revenues	151,766	7,626	—	—	—	159,392
Net investment income	119,220	231,383	4,447	32,122	15,460	402,632
Net realized investment gains	—	—	—	—	8,087	8,087
Change in investment credit loss	—	—	—	—	(96,988)	(96,988)
Net losses on equity securities	—	—	—	—	(33,750)	(33,750)
Other income	1,176	1,433	10,030	6,577	2,253	21,469
Total premiums and other revenues	453,348	281,895	100,508	800,060	(104,938)	1,530,873
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	235,407	79,785	—	—	—	315,192
Claims incurred	—	—	61,611	510,270	—	571,881
Interest credited to policyholders’ account balances	23,298	119,162	—	—	—	142,460
Commissions for acquiring and servicing policies	80,754	21,905	15,184	153,082	—	270,925
Other operating expenses	91,985	23,622	20,105	103,084	20,307	259,103
Change in deferred policy acquisition costs	(19,373)	19,592	(40)	(6,554)	—	(6,375)
Total benefits, losses and expenses	412,071	264,066	96,860	759,882	20,307	1,553,186
Income (loss) before federal income tax and other items	$41,277	$17,829	$3,648	$40,178	$(125,245)	$(22,313)

	Six months ended June 30, 2019
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$172,555	$96,129	$80,905	$742,920	$—	$1,092,509
Other policy revenues	140,854	8,540	—	—	—	149,394
Net investment income	132,672	346,066	4,796	31,728	34,814	550,076
Net realized investment losses	—	—	—	—	(6,958)	(6,958)
Net gains on equity securities	—	—	—	—	273,437	273,437
Other income	1,145	1,263	10,919	5,552	3,033	21,912
Total premiums and other revenues	447,226	451,998	96,620	780,200	304,326	2,080,370
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	213,927	131,549	—	—	—	345,476
Claims incurred	—	—	52,475	509,752	—	562,227
Interest credited to policyholders’ account balances	35,516	229,405	—	—	—	264,921
Commissions for acquiring and servicing policies	78,623	50,005	15,570	135,742	—	279,940
Other operating expenses	95,647	25,823	21,699	101,566	18,408	263,143
Change in deferred policy acquisition costs	(14,040)	(7,389)	661	(3,171)	—	(23,939)
Total benefits, losses and expenses	409,673	429,393	90,405	743,889	18,408	1,691,768
Income before federal income tax and other items	$37,553	$22,605	$6,215	$36,311	$285,918	$388,602

Note 16 – Commitments and Contingencies
Commitments

American National and its subsidiaries lease insurance sales office space, technological equipment, and automobiles. The remaining long-term lease commitments at June 30, 2020 were approximately $12,287,000.

American National had aggregate commitments at June 30, 2020, to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $1,333,284,000 of which $357,404,000 is expected to be funded in 2020 with the remainder funded in 2021 and beyond.

American National has a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility are at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of June 30, 2020 and December 31, 2019, the outstanding letters of credit were $3,484,000, and there were no borrowings on this facility. This facility expires on October 31, 2020.

Federal Home Loan Bank (FHLB) Agreements

In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas (“FHLB”) to augment its liquidity resources. The Company initially purchased $7.0 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s condensed consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of June 30, 2020, certain municipal bonds and collateralized mortgage obligations (CMO’s) with a fair value of approximately $103.4 million and commercial mortgage loans of approximately $1.5 billion were on deposit with the FHLB as collateral for borrowing. As of June 30, 2020 the collateral provided borrowing capacity for the $500 million in outstanding advances as well as approximately $454 million in additional borrowing capacity. The deposited securities and commercial mortgage loans are included in the Company’s condensed consolidated statements of financial position within fixed maturity securities and mortgage loans on real estate, net of allowance, respectively.

FHLB outstanding advances as of June 30, 2020 are shown below (in thousands, except percentages):

	Principal Amount	Interest Rate	Maturity Date
At June 30, 2020
FHLB advance, fixed rate	$250,000	0.25%	10/13/2020
FHLB advance, fixed rate	250,000	0.38%	4/28/2021
Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of June 30, 2020, was approximately $121,379,000, while the total cash value of the related life insurance policies was approximately $141,054,000.

Litigation

American National and certain subsidiaries are defendants in various lawsuits concerning alleged breaches of contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and miscellaneous other causes of action arising in the ordinary course of operations. Certain of these lawsuits include claims for compensatory and punitive damages. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable. After reviewing these matters with legal counsel, based upon information presently available, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on American National’s condensed consolidated financial position, liquidity or results of operations; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future.

Note 16 – Commitments and Contingencies - (Continued)
Such speculation warrants caution, as the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given lawsuit. These lawsuits are in various stages of development, and future facts and circumstances could result in management changing its conclusions. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than management can anticipate, the resulting liability could have a material impact on our condensed consolidated financial position, liquidity or results of operations. With respect to the existing litigation, management currently believes that the possibility of a material judgment adverse to American National is remote and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

Note 17 - Related Party Transactions
American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the condensed consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions
	Financial Statement Line Impacted	Three months ended June 30,		Six months ended June 30,		Amount due to (from) American National
Related Party		2020	2019	2020	2019	June 30, 2020	December 31, 2019
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$—	$145	$—	$576	$—	$—
Gal-Tex Hotel Corporation	Net investment income	—	1	—	9	—	—
Greer, Herz & Adams, LLP	Other operating expenses	3,251	3,007	7,094	5,896	(497)	(519)
Mortgage Loans to Gal-Tex Hotel Corporation (“Gal-Tex”): American National held a first mortgage loan which originated in 1999, with an interest rate of 7.25% and final maturity date of April 1, 2019 issued to a subsidiary of Gal-Tex, which was collateralized by a hotel property in San Antonio, Texas. This loan has been paid in full. As of June 30, 2020, the Moody Foundation owns 34.0% of Gal-Tex and 22.75% of American National, and the Libbie Shearn Moody Trust owns 50.2% of Gal-Tex and 37.0% of American National.
On July 1, 2020, the Company completed a holding company reorganization, at that time, American National became a wholly owned subsidiary of American National Group, Inc. For additional details see Note 18, Subsequent Events, of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Transactions with Greer, Herz & Adams, LLP: Irwin M. Herz, Jr. is a member of the Board of Directors of American National Group, Inc. and certain of its subsidiaries, and a Partner with Greer, Herz & Adams, LLP, which serves as American National’s General Counsel.

Note 18 – Subsequent Events
On July 1, 2020, American National Insurance Company, a Texas insurance company (“ANICO”), completed its previously announced holding company reorganization pursuant to the Agreement and Plan of Merger dated February 11, 2020 (the “Reorganization Agreement”), among ANICO, American National Group, Inc., a Delaware corporation (“ANAT”), and AN MergerCo, Inc., a Texas corporation (“MergerCo”). The Reorganization Agreement provided for the merger of ANICO with and into MergerCo (the “Merger”), with ANICO surviving the Merger as a wholly owned subsidiary of ANAT, and the automatic conversion of each share of the common stock, par value $1.00 per share, of ANICO issued and outstanding immediately prior to the effective time of the Merger (“ANICO Stock”), into one duly issued, fully paid and non-assessable share of the common stock, par value $0.01 per share, of ANAT (“ANAT Stock”) (collectively with the other transactions contemplated by the Reorganization Agreement, the “Reorganization”).
As a result of the Reorganization, ANAT replaced ANICO as the publicly held company and is now listed on the NASDAQ exchange under the symbol “ANAT,” the same ticker symbol previously used by American National Insurance Company. The directors and officers of ANICO just prior to the reorganization are now serving as directors and officers of ANAT. There is no change in the ultimate ownership of the organization and business operations will continue from our current office locations and companies. This reorganization will have no effect on our agents or policyholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following pages provide management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and six months ended June 30, 2020 and 2019 of American National Insurance Company and its subsidiaries (referred to in this document as “we,” “our,” “us,” or the “Company”). This information should be read in conjunction with our condensed consolidated financial statements included in Item 1, Financial Statements, of this Form 10-Q.
Caution Regarding Forward-Looking Statements
Certain statements made in this report, including but not limited to the accompanying condensed consolidated financial statements, and the notes thereto appearing in Item 1 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Item 2 ("MD&A"), and the exhibits and financial statement schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning, and include, without limitation, statements regarding the outlook of our business and expected financial performance, and statements relating to the COVID-19 pandemic and its effects on the Company. These forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond our control and have been made based upon our assumptions, expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated, particularly given the uncertainty relating to the COVID-19 pandemic. We do not make public specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation risks, uncertainties and other factors discussed in Item 1A, Risk Factors in our 2019 Form 10-K filed with the SEC on February 28, 2020, in Part II, Item 1A Risk Factors below, and elsewhere in this report, such as:
•Economic & Investment Risk Factors
•potential for difficult conditions in the economy, which may not improve in the near future, and risks related to persistently low or unpredictable interest rates;
•fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate, which could adversely affect the valuation of our investment portfolio, our net investment income, our retirement expense, and sales of or fees from certain of our products;
•lack of liquidity for certain of our investments;
•the potential for adverse effects on interest rates and the value of certain assets as a result of the discontinuation of the London Inter-Bank Offered Rate (LIBOR);
•risk of investment losses and defaults;
•Operational Risk Factors
•differences between actual experience regarding mortality, morbidity, persistency, expense, surrenders and investment returns, and our assumptions for product pricing, establishing liabilities and reserves or for other purposes;
•potential ineffectiveness of our risk management policies and procedures;
•changes in our experience related to deferred policy acquisition costs;
•failures or limitations of our computer, information security and administration systems;
•failure to complete and implement technology initiatives in a timely manner;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•potential employee error or misconduct, which may result in fraud or adversely affect the execution and administration of our policies and claims;
•potential ineffectiveness of our internal controls over financial reporting;
•Catastrophic Event Risk Factors
•natural or man-made catastrophes, pandemic disease such as COVID-19, or other events resulting in increased claims activity from catastrophic loss of life or property;
•the effects of unanticipated events on our disaster recovery and business continuity planning;
•the effects of global climate change;
•Marketplace Risk Factors
•the highly competitive nature of the insurance and annuity business;
•potential difficulty in attraction and retention of qualified employees and agents;
•the introduction of alternative healthcare solutions or changes in federal healthcare policy, both of which could impact our supplemental healthcare business;
•Litigation and Regulation Risk Factors
•adverse determinations in litigation or regulatory proceedings which may result in significant financial losses and harm to our reputation;
•significant changes in government regulation;
•changes in tax law;
•changes in statutory or U.S. Generally Accepted Accounting Principles (“GAAP”), practices or policies;
•Reinsurance and Counterparty Risk Factors
•potential changes in the availability, affordability, adequacy and collectability of reinsurance protection;
•potential default or failure to perform by the counterparties to our reinsurance arrangements and derivative instruments;
•Other Risk Factors
•potentially adverse rating agency actions;
•control of our company by a small number of stockholders; and
•advances in medical technology and testing, which may increase our adverse selection risk.
Many of these risks and uncertainties have been exacerbated by the COVID-19 pandemic, particularly those described in the Economic and Investment Risk Factors, Litigation and Regulation Risk Factors, and Reinsurance and Counterparty Risk Factors. In addition, other risks and uncertainties arise from COVID-19, as described in Part II, Item 1A Risk Factors below.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

COVID-19 Response
On March 11, 2020, the World Health Organization formally declared the outbreak of the novel coronavirus COVID-19 to be a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity, widespread unemployment, and overall economic and financial market instability. Through the second quarter of 2020, American National is for the most part conducting its normal business operations. However, because of the impact of COVID-19 we have approximately 80% of our back-office employees working remotely.
Below is a summary of significant actions we have taken through the date of this report to manage the risks of disruption to business operation from COVID-19:
•We have taken steps to protect employees with the goals of maintaining their health and sustaining an adequate workforce, including directing as many employees as possible to work from home and offering flexibility for employees negotiating scheduling conflicts due to the impacts of COVID-19, such as caring for family, school closures and re-openings, self-isolation or personal illness, including granting additional paid time off to address these hardships.
•We are communicating on a regular basis with our board of directors, senior management and employees regarding the ongoing developments of the COVID-19 pandemic. We are communicating through email, company intranet, videos, posters and other signage, an HR email hotline, teleconferences, and online MS Teams meetings.
•We have implemented multiple communication avenues to keep our customers, vendors and producers informed, including:
•Providing regular communications to producers with updates on our operations and service, contacts for support, available resources, and expectations;
•Engaging in ongoing communications with critical vendors related to their business continuity plans; and
•Providing an overview of our response to COVID-19 on our corporate website.
•We are offering leniency on premium payments and other deadlines, in some cases pursuant to recent regulatory requirements, for customers impacted by the COVID-19 outbreak, as discussed elsewhere in this report.
•We have reduced premiums for some of our property and casualty policies by providing policy credits or exposure adjustments to personal automobile insurance, workers compensation or other commercial policies, in some cases pursuant to regulatory requirements.
•We have assessed our facilities, systems, policies and procedures and have implemented plans to continue critical operations and services while many employees are working off-site. The implementation of these plans across all locations was addressed simultaneously in accordance with standards and procedures for remote access that existed prior to the current challenges COVID-19 has introduced. We also have plans for increasing capacity in critical operations should employees in any of our locations become unavailable to work due to COVID-19 health issues. We are continuing to evaluate our cybersecurity program for the next challenges that COVID-19 is likely to create.
•We have provided our employees education and training with respect to cybersecurity issues that may arise relating to COVID-19 and working remotely.
•We have deferred salary merit and promotional increases. Promotions were effective without compensation adjustments.
•We have suspended our summer Internship Program for 2020 and plan to resume these efforts in 2021.
•We are developing return to work programs as we transition through the different reopening situations at our locations. At the end of the second quarter of 2020, many of the locations in which we operate had begun to ease restrictions that were in place earlier in the period. However, as of the date of this filing, viral infections in the general population have begun to increase again resulting in resumption of restrictions in certain areas in which we operate. As a result, we have temporarily paused further return-to-work plans at our locations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•We have taken numerous steps to promote the safety of our employees in keeping current with the local and state mandates and health expert recommendations including:
•Enhancing cleaning protocols by increasing the cleaning rounds per day and focusing on high touch areas, including door handles, elevator knobs, etc.
•Practicing social distancing and promoting safe interactions by not congregating in general areas such as workrooms, breakrooms and copier rooms, refraining from shaking hands, staying 6 feet apart, and keeping in-person meetings short and opting for teleconference, email and phone calls.
•Requiring all employees to wear face coverings when they enter our buildings, in common areas and whenever they are away from their workspace.
•Providing face masks to all employees, primarily those who are unable to work remotely and those returning to the office.
•Placed signs regarding social distancing guidelines, wearing of face masks, washing hands around high traffic areas.
•Posted social distancing markers and additional signage throughout the buildings as reminders to remain six feet apart.
•Procured and maintained sufficient supply of hand sanitizer and sanitizing wipes for use at entry points and common areas
•Arranged chairs in reception areas and other communal seating areas by removing chairs to maintain social distancing.
•Installed transparent shields in work areas where social distancing cannot be practiced.
•Adjusted air fan/filtration systems, where possible, to help enhance air flow by letting more fresh air into the buildings, while maintaining adequate comfort levels.
•Approved procedures for suspected and confirmed employee cases of COVID-19 that include notification, quarantine and cleaning practices that are in line with the current CDC guidelines.

No assurance can be given that these actions will be successful, nor can we predict the level of disruption that will occur should the COVID-19 pandemic and its related macroeconomic risks continue for an extended period of time. Given this uncertainty, we are unable to quantify with reasonable confidence the expected impact of the COVID-19 pandemic on our future operations, financial condition, liquidity and results of operations. The wide-ranging social, economic and financial consequences of the COVID-19 pandemic and the possible effects of ongoing and future governmental action in response to COVID-19 compound this uncertainty. American National may see an increased level of claims, a reduction in sales, and an increased level of asset impairments during 2020 related to COVID-19. Additional information regarding risks and uncertainties related to the COVID-19 pandemic are set forth in Part II, Item 1A of this report.
COVID-19 Update
Our investment results during the first six months of the year were impacted by the disruption caused by COVID-19. Net investment income was lower primarily on bonds, mortgage loans and equity indexed options. Significant volatility in financial markets resulted in a year-to-date decline in the fair value of our equity securities and increased credit allowances established for mortgage loans and to a lesser extent certain bonds negatively impacted income. Economic disruption as a result of COVID-19 has also resulted in requests for loan modifications from certain mortgage loans borrowers related to loans with a total carrying amount of $1.2 billion. These loan modifications related primarily to hotels, retail businesses and parking operations. The terms of the modifications of these loans include forbearance of principal and interest payments for a period of up to six months, extensions of maturity dates, and/or provision for interest only payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Premium growth in our operating segments was negatively impacted by stay-at-home orders and the increased economic uncertainty caused by COVID-19. This uncertainty reduced sales of health insurance products as well as certain life and annuity products. Additionally, we reduced premiums for some of our property and casualty policies by providing credit or exposure adjustments to personal automobile insurance, workers compensation or other commercial policies, in some cases pursuant to regulatory requirements.
Loss and loss adjustment expenses in our operating segments included modestly lower loss estimates in certain product lines, primarily personal and commercial automobile due to a decrease in claim frequency as policyholders drove fewer miles due to shelter-in-place orders In addition, to date we have received 316 business interruption claims related to COVID-19 and have closed 314 of those claims without payment since our policies exclude coverage for damage resulting from a virus or bacteria. However, it is possible that state insurance regulators could require us to extend coverage beyond our policy language.
This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I - Financial Information - Item 1, Financial Statements.
Overview
American National Insurance Company, founded in 1905 and headquartered in Galveston, Texas, and its subsidiaries offer a broad spectrum of products and services, which include life insurance, annuities, property and casualty insurance, health insurance, credit insurance, and pension products. The American National companies operate in all 50 states, the District of Columbia and Puerto Rico. Major insurance subsidiaries include American National Life Insurance Company of Texas, American National Life Insurance Company of New York, American National Property and Casualty Company, Garden State Life Insurance Company, Standard Life and Accident Insurance Company, Farm Family Casualty Insurance Company and United Farm Family Insurance Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

General Trends
During the second quarter of 2020, American National had no material changes to the general trends discussed in the MD&A included in our 2019 Annual Report on Form 10-K filed with the SEC on February 28, 2020. However, please see the "COVID-19 Response" discussion above for general information about the pandemic's impact on us.
Critical Accounting Estimates
The unaudited interim condensed consolidated financial statements have been prepared in conformity with GAAP. In addition to GAAP, insurance companies apply specific SEC regulations when preparing the condensed consolidated financial statements. The preparation of the condensed consolidated financial statements and notes requires us to make estimates and assumptions that affect the amounts reported. Actual results could differ from results reported using those estimates and assumptions. Our accounting policies inherently require the use of judgment relating to a variety of assumptions and estimates, particularly expectations of current and future mortality, morbidity, persistency, expenses, interest rates, and property and casualty loss frequency, severity, claim reporting and settlement patterns. Due to the inherent uncertainty when using the assumptions and estimates, the effect of certain accounting policies under different conditions or assumptions could vary from those reported in the condensed consolidated financial statements.
For a discussion of our critical accounting estimates, see the MD&A in our 2019 Annual Report on Form 10-K filed with the SEC on February 28, 2020. There have been no changes except as follows.
On January 1, 2020 we adopted ASC 326 accounting guidance related to the allowance for credit losses, refer to Note 3, "Recently Issued Accounting Pronouncements,". The new standard significantly changes how entities measure credit losses for most financial assets and reinsurance recoverables that are not measured at fair value through net income. The guidance replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. Refer to Note 4, "Investment in Securities" and Note 5, "Mortgage Loans" for further discussion of the accounting policies and methodologies for establishing the allowance for credit losses.
The accounting estimates relating to the allowance for credit losses over financial assets held at amortized cost have been evaluated and monitored since adoption and management has deemed these estimates to be critical for the following reasons:
•Changes in the provision for credit losses can be material to the financial position and results of operations for the Company;
•Estimates relating to the allowance for credit losses require us to project future cash flows, delinquencies, collateral values, occupancy rates, prepayments based on a reasonable and supportable forecast in order to estimate probability of default and the loss given default;
•The allowance for credit losses is also affected by factors outside of our control including, but not limited to, market volatility, deterioration in the credit or prospects of companies and governmental entities, political uncertainty, industry trends, and trends in interest rates;
•Management judgment is required to determine which models, methodologies, and scenario conditions are used to calculate the allowance for credit losses to produce a reasonable estimate that encompasses the expected lifetime credit losses.
Since our estimate for the allowance for credit losses relies on management judgment and are sensitive to factors outside of our control, as noted above, there are inherent uncertainties within the estimates. As a result, the changes in the allowance for credit losses could materially impact our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Condensed Consolidated Results of Operations
The following sets forth the condensed consolidated results of operations (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Premiums	$533,263	$556,272	$(23,009)	$1,070,031	$1,092,509	$(22,478)
Other policy revenues	79,787	75,146	4,641	159,392	149,394	9,998
Net investment income	287,348	257,730	29,618	402,632	550,076	(147,444)
Net realized investments gains (losses)	3,939	(9,905)	13,844	8,087	(6,958)	15,045
Change in investment credit loss	(52,310)	—	(52,310)	(96,988)	—	(96,988)
Net gains (losses) on equity securities	298,825	67,060	231,765	(33,750)	273,437	(307,187)
Other income	10,336	10,374	(38)	21,469	21,912	(443)
Total premiums and other revenues	1,161,188	956,677	204,511	1,530,873	2,080,370	(549,497)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	169,924	177,250	(7,326)	315,192	345,476	(30,284)
Claims incurred	307,287	298,316	8,971	571,881	562,227	9,654
Interest credited to policyholders’ account balances	146,783	123,687	23,096	142,460	264,921	(122,461)
Commissions for acquiring and servicing policies	140,490	141,295	(805)	270,925	279,940	(9,015)
Other operating expenses	125,177	129,533	(4,356)	259,103	263,143	(4,040)
Change in deferred policy acquisition costs (1)	(4,703)	(17,308)	12,605	(6,375)	(23,939)	17,564
Total benefits, losses and expenses	884,958	852,773	32,185	1,553,186	1,691,768	(138,582)
Income (loss) before federal income taxes other items	$276,230	$103,904	$172,326	$(22,313)	$388,602	$(410,915)
 (1) A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended June 30, 2020 to 2019
Earnings increased primarily due to the following:
•Increase in net gains on equity securities resulting from favorable market conditions
•Favorable impact of mark-to-market reserves for indexed annuity products driven by stable interest rates during the second quarter of 2020 compared to a decline in interest rates for the same period in 2019
The increase in earnings was partially offset due to the following:
•Change in estimated investment credit loss driven by the economic disruption and uncertainty caused by COVID-19
•Increase in catastrophe losses in our Property and Casualty segment

Comparison of the six months ended June 30, 2020 to 2019
Earnings decreased primarily due to the following:
•A net loss on equity securities attributable to the COVID-19 pandemic and related economic conditions
•The change in investment credit loss due to the adoption of new accounting guidance

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life
Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Premiums	$91,670	$86,087	$5,583	$181,186	$172,555	$8,631
Other policy revenues	76,226	70,610	5,616	151,766	140,854	10,912
Net investment income	73,645	63,916	9,729	119,220	132,672	(13,452)
Other income	440	469	(29)	1,176	1,145	31
Total premiums and other revenues	241,981	221,082	20,899	453,348	447,226	6,122
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	124,941	104,462	20,479	235,407	213,927	21,480
Interest credited to policyholders’ account balances	25,201	15,197	10,004	23,298	35,516	(12,218)
Commissions for acquiring and servicing policies	41,287	40,881	406	80,754	78,623	2,131
Other operating expenses	44,505	46,669	(2,164)	91,985	95,647	(3,662)
Change in deferred policy acquisition costs (1)	(11,535)	(9,205)	(2,330)	(19,373)	(14,040)	(5,333)
Total benefits, losses and expenses	224,399	198,004	26,395	412,071	409,673	2,398
Income before federal income taxes and other items	$17,582	$23,078	$(5,496)	$41,277	$37,553	$3,724
(1) A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended June 30, 2020 to 2019
Earnings for our Life segment decreased primarily due to the following:
•Higher mortality, primarily in our Universal life and Term life products
The decrease in earnings was partially offset by the following:
•Renewal growth in traditional life premiums and an increase in other policy revenues resulting from the persistency and aging of our interest sensitive block of business
Comparison of the six months ended June 30, 2020 to 2019
Earnings for our Life segment increased primarily due to the following:
•Decrease in reserves related to our participating policies
•Renewal growth in traditional life premiums and an increase in other policy revenues resulting from the persistency and aging of our interest sensitive block of business
The increase in earnings was partially offset by the following:
•Higher mortality, primarily in our Universal life and Term life products

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life insurance sales
The following table presents life insurance sales as measured by annualized premium, a statistical measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Traditional life	$15,009	$14,711	$298	$29,983	$28,698	$1,285
Universal life	6,604	7,557	(953)	12,754	13,697	(943)
Indexed UL	6,842	9,035	(2,193)	13,644	17,001	(3,357)
Total recurring	28,455	31,303	(2,848)	56,381	59,396	(3,015)
Single and excess (1)	263	482	(219)	465	915	(450)
Credit life (1)	1,865	2,855	(990)	4,048	5,468	(1,420)
Total annualized premium	$30,583	$34,640	$(4,057)	$60,894	$65,779	$(4,885)
(1)  These are weighted amounts representing 10% of single and excess premiums.
Life insurance sales are based on the total yearly premium that insurance companies would expect to receive if all recurring premium policies would remain in force, plus 10% of single and excess premiums. Life insurance sales measure activity associated with gaining new insurance business in the current period, and includes deposits received related to interest sensitive life and universal life-type products. GAAP premium revenues, on the other hand, are associated with policies sold in current and prior periods, and deposits received related to interest sensitive life and universal life-type products are recorded in a policyholder account which is reflected as a liability. Therefore, a reconciliation of premium revenues and insurance sales is not meaningful.

Total Recurring Life sales decreased during the three and six month ended June 30, 2020 compared to 2019 primarily due to lower Indexed Universal Life sales due primarily to increased economic uncertainty from COVID-19.
Policy in-force information
The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	June 30, 2020	December 31, 2019	Change
Life insurance in-force
Traditional life	$88,038,821	$84,129,193	$3,909,628
Interest-sensitive life	35,022,027	33,975,092	1,046,935
Total life insurance in-force	$123,060,848	$118,104,285	$4,956,563
The following table summarizes changes in the Life segment’s number of policies in-force:

	June 30, 2020	December 31, 2019	Change
Number of policies in-force
Traditional life	1,864,600	1,911,305	(46,705)
Interest-sensitive life	262,273	256,146	6,127
Total number of policies in-force	2,126,873	2,167,451	(40,578)
Life insurance in-force increased during the six months ended June 30, 2020 compared to December 31, 2019 despite a reduction of policies in-force due to an increase in sales of higher face amount policies.
Change in Deferred Policy Acquisition Costs
The change in DAC represents acquisition costs capitalized less the amortization of existing DAC.

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Acquisition cost capitalized	$(32,359)	$(33,656)	$1,297	$(65,712)	$(64,419)	$(1,293)
Amortization of DAC	20,824	24,451	(3,627)	46,339	50,379	(4,040)
Change in DAC	$(11,535)	$(9,205)	$(2,330)	$(19,373)	$(14,040)	$(5,333)
The reduction in DAC amortization for the three and six months ended June 30, 2020 relates to increased claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Annuity
Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Premiums	$25,944	$56,222	$(30,278)	$41,453	$96,129	$(54,676)
Other policy revenues	3,561	4,536	(975)	7,626	8,540	(914)
Net investment income	189,842	155,355	34,487	231,383	346,066	(114,683)
Other income	795	574	221	1,433	1,263	170
Total premiums and other revenues	220,142	216,687	3,455	281,895	451,998	(170,103)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	44,983	72,788	(27,805)	79,785	131,549	(51,764)
Interest credited to policyholders’ account balances	121,582	108,490	13,092	119,162	229,405	(110,243)
Commissions for acquiring and servicing policies	11,657	23,139	(11,482)	21,905	50,005	(28,100)
Other operating expenses	11,746	13,349	(1,603)	23,622	25,823	(2,201)
Change in deferred policy acquisition costs (1)	12,306	(4,369)	16,675	19,592	(7,389)	26,981
Total benefits, losses and expenses	202,274	213,397	(11,123)	264,066	429,393	(165,327)
Income before federal income taxes and other items	$17,868	$3,290	$14,578	$17,829	$22,605	$(4,776)
(1) A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Comparison of the three months ended June 30, 2020 to 2019
Earnings for our Annuity segment increased primarily due to the following:
•Favorable impact of mark-to-market reserves for indexed annuity products driven by stable interest rates during the second quarter of 2020 compared to a decline in interest rates for the same period in 2019

Comparison of the six months ended June 30, 2020 to 2019
Earnings for our Annuity segment decreased primarily due to the following:
•Significant change in mark-to-market reserves for indexed annuity products driven by lower interest rates and unfavorable market conditions
•Increased spread compression on fixed annuities due to declining portfolio yield
Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Fixed deferred annuity	$73,399	$311,269	$(237,870)	$191,809	$832,517	$(640,708)
Single premium immediate annuity	33,352	77,879	(44,527)	56,110	134,008	(77,898)
Equity-indexed deferred annuity	77,404	106,098	(28,694)	135,380	206,844	(71,464)
Variable deferred annuity	14,176	16,012	(1,836)	29,857	32,111	(2,254)
Total premium and deposits	198,331	511,258	(312,927)	413,156	1,205,480	(792,324)
Less: Policy deposits	172,387	455,036	(282,649)	371,703	1,109,351	(737,648)
Total earned premiums	$25,944	$56,222	$(30,278)	$41,453	$96,129	$(54,676)
Annuity premium and deposits decreased primarily for fixed deferred products during the three and six months ended June 30, 2020 compared to 2019. The low interest rate environment and choices we made on setting crediting rates, coupled with the impact of economic uncertainty attributable to COVID-19 resulted in lower sales of fixed deferred annuities during the three and six months ended June 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Change in Deferred Policy Acquisition Costs

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Acquisition cost capitalized	$(10,793)	$(23,091)	$12,298	$(22,318)	$(48,168)	$25,850
Amortization of DAC	23,099	18,722	4,377	41,910	40,779	1,131
Change in DAC	$12,306	$(4,369)	$16,675	$19,592	$(7,389)	$26,981
The change in acquisition costs capitalized strongly correlated with the change in commissions, which have declined due to lower sales.

Shown below are the changes in account values (in thousands):

	Six months ended June 30,
	2020	2019
Fixed deferred annuity
Reserve, beginning of period	$6,893,174	$6,773,603
Premiums	191,809	832,517
Death and other benefits	(104,787)	(117,126)
Surrenders	(240,051)	(453,917)
Fees	(533)	(1,516)
Interest and mortality	94,357	101,243
Reserve, end of period	6,833,969	7,134,804
Equity-indexed annuity
Reserve, beginning of period	3,985,166	3,668,645
Premiums	135,380	206,844
Death and other benefits	(23,292)	(16,946)
Surrenders	(182,778)	(85,951)
Fees	(1,767)	(1,922)
Interest and mortality	21,865	126,454
Reserve, end of period	3,934,574	3,897,124
Single premium immediate annuity
Reserve, beginning of period	1,874,942	1,826,137
Premiums	56,110	134,008
Payments	(108,815)	(106,973)
Interest and mortality	36,643	29,896
Reserve, end of period	1,858,880	1,883,068
Variable deferred annuity
Account value, beginning of period	385,736	332,898
Premiums	29,857	32,111
Other flows	765	987
Surrenders	(44,491)	(42,217)
Fees	(2,128)	(2,338)
Change in market value and other	(3,546)	48,712
Reserve, end of period	366,193	370,153
Total reserve, end of period	$12,993,616	$13,285,149

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest Margin
Margins increased during the three months ended June 30, 2020 compared to 2019 due to unfavorable changes in indexed annuity mark-to-market reserves in 2019. Margins decreased during the six months ended June 30, 2020 compared to 2019 due to spread compression on fixed annuities and unfavorable changes in indexed mark-to-market reserves in the first quarter this year. The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Fixed annuity
Fixed investment income	$93,535	$97,099	$(3,564)	$187,155	$191,491	$(4,336)
Interest credited and mortality	(64,872)	(67,746)	2,874	(131,000)	(131,139)	139
Interest and mortality margin	28,663	29,353	(690)	56,155	60,352	(4,197)
Equity-indexed annuity
Fixed investment income	40,352	37,692	2,660	80,051	74,715	5,336
Option return	55,955	20,565	35,390	(35,823)	79,861	(115,684)
Interest credited and mortality	(73,883)	(54,213)	(19,670)	(21,865)	(126,454)	104,589
Interest and mortality margin	22,424	4,044	18,380	22,363	28,122	(5,759)
Variable annuity
Separate account management fees	1,003	1,041	(38)	1,943	2,016	(73)
Interest and mortality margin	1,003	1,041	(38)	1,943	2,016	(73)
Total interest and mortality margin	$52,090	$34,438	$17,652	$80,461	$90,490	$(10,029)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health
Health segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Premiums	$42,945	$42,224	$721	$86,031	$80,905	$5,126
Net investment income	2,214	2,376	(162)	4,447	4,796	(349)
Other income	5,503	5,534	(31)	10,030	10,919	(889)
Total premiums and other revenues	50,662	50,134	528	100,508	96,620	3,888
BENEFITS, LOSSES AND EXPENSES
Claims incurred	26,726	26,708	18	61,611	52,475	9,136
Commissions for acquiring and servicing policies	7,160	8,692	(1,532)	15,184	15,570	(386)
Other operating expenses	9,476	10,707	(1,231)	20,105	21,699	(1,594)
Change in deferred policy acquisition costs (1)	(17)	(146)	129	(40)	661	(701)
Total benefits, losses and expenses	43,345	45,961	(2,616)	96,860	90,405	6,455
Income before federal income taxes and other items	$7,317	$4,173	$3,144	$3,648	$6,215	$(2,567)
 (1) A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.
Comparison of the three months ended June 30, 2020 to 2019
Earnings for our Health segment increased primarily due to the following:
•Improvement in the loss ratio of our Medicare Supplement business due to a reduction in non-essential medical service related claims attributable to COVID-19, and also to the impact of ongoing rate increases on this block of business

Comparison of the six months ended June 30, 2020 to 2019
Earnings for our Health segment decreased primarily due to the following:
•Increase in claims from our Medical expense block
•Higher loss ratio in our Supplement insurance block, primarily on the original master cancer plan and also our short-term medical products

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health earned premiums for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Medicare Supplement	$21,624	$18,870	$2,754	$43,202	$37,229	$5,973
MGU	6,132	8,562	(2,430)	11,603	14,986	(3,383)
Supplemental insurance	4,754	5,434	(680)	9,735	10,889	(1,154)
Credit Health	3,562	4,582	(1,020)	7,736	8,983	(1,247)
Medical expense	2,195	2,411	(216)	4,393	4,847	(454)
Worksite	3,438	919	2,519	6,992	1,685	5,307
Group health	429	538	(109)	797	985	(188)
All other	811	908	(97)	1,573	1,301	272
Total	$42,945	$42,224	$721	$86,031	$80,905	$5,126

Increased sales in late 2019 drove premium growth in Medicare Supplement. Similarly, Worksite premium increased due to the addition of several large groups in late 2019.

Health claims incurred for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Medicare Supplement	$15,023	$15,282	$(259)	$34,727	$30,418	$4,309
MGU	4,966	6,665	(1,699)	9,609	12,761	(3,152)
Supplemental insurance	2,645	2,261	384	5,803	4,272	1,531
Credit Health	528	437	91	1,256	1,473	(217)
Medical expense	1,085	1,262	(177)	5,110	2,363	2,747
Worksite	1,312	518	794	2,754	925	1,829
Group health	326	321	5	876	(71)	947
All other	841	(38)	879	1,476	334	1,142
Total	$26,726	$26,708	$18	$61,611	$52,475	$9,136

Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Acquisition cost capitalized	$(2,205)	$(3,457)	$1,252	$(7,583)	$(6,544)	$(1,039)
Amortization of DAC	2,188	3,311	(1,123)	7,543	7,205	338
Change in DAC	$(17)	$(146)	$129	$(40)	$661	$(701)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Property and Casualty
Property and Casualty segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Net premiums written	$406,076	$403,977	$2,099	$813,663	$789,653	$24,010
Net premiums earned	$372,704	$371,739	$965	$761,361	$742,920	$18,441
Net investment income	16,037	16,706	(669)	32,122	31,728	394
Other income	2,844	2,830	14	6,577	5,552	1,025
Total premiums and other revenues	391,585	391,275	310	800,060	780,200	19,860
BENEFITS, LOSSES AND EXPENSES
Claims incurred	280,561	271,608	8,953	510,270	509,752	518
Commissions for acquiring and servicing policies	80,386	68,583	11,803	153,082	135,742	17,340
Other operating expenses	50,080	49,681	399	103,084	101,566	1,518
Change in deferred policy acquisition costs (1)	(5,457)	(3,588)	(1,869)	(6,554)	(3,171)	(3,383)
Total benefits, losses and expenses	405,570	386,284	19,286	759,882	743,889	15,993
Income (loss) before federal income taxes and other items	$(13,985)	$4,991	$(18,976)	$40,178	$36,311	$3,867
Loss and loss adjustment expense ratio	75.3%	73.1%	2.2%	67.0%	68.6%	(1.6)%
Underwriting expense ratio	33.5	30.8	2.7	32.8	31.5	1.3
Combined ratio	108.8%	103.9%	4.9%	99.8%	100.1%	(0.3)%
Impact of catastrophe events on combined ratio	23.8	7.7	16.1	13.1	5.9	7.2
Combined ratio without impact of catastrophe events	85.0%	96.2%	(11.2)%	86.7%	94.2%	(7.5)%
Gross catastrophe losses	$87,790	$28,234	$59,556	$100,356	$44,004	$56,352
Net catastrophe losses	$88,559	$28,616	$59,943	$100,038	$44,210	$55,828
 (1) A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended June 30, 2020 to 2019
Earnings for our Property and Casualty segment decreased primarily due to the following:
•A very significant increase in catastrophe losses

Comparison of the six months ended June 30, 2020 to 2019
Earnings for our Property and Casualty segment increased primarily due to the following:
•An improvement in the combined ratio for our personal auto and agricultural business products
The increase in earnings was partially offset by the following:
•Significantly higher catastrophe losses
Additional information:
•Net premiums written and earned for the second quarter were reduced by COVID-19 relief policy credits for auto policyholders totaling $17.0 million; $16.1 million for personal auto policies and $0.9 million for commercial auto policies, the policy credit is based on 15% of monthly premiums
•The increase in commissions expense for the second quarter and first six months was primarily due to the increase in premiums written and an increase in contingent commissions due to the improvement in the loss ratios for the Specialty Markets Group products

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Products
Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 52% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 34% of net premiums written; and (iii) Specialty Markets Group products, marketed through independent managing general agents and managing general underwriters, representing 14% of net premiums written.

Personal Products
Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Net premiums written
Automobile	$120,796	$140,914	$(20,118)	$265,806	$287,222	$(21,416)
Homeowner	77,337	70,414	6,923	138,587	125,337	13,250
Other Personal	13,378	13,163	215	26,364	25,598	766
Total net premiums written	$211,511	$224,491	$(12,980)	$430,757	$438,157	$(7,400)
Net premiums earned
Automobile	$120,450	$139,583	$(19,133)	$257,933	$277,192	$(19,259)
Homeowner	67,184	61,260	5,924	133,882	121,669	12,213
Other Personal	12,326	12,131	195	24,780	24,026	754
Total net premiums earned	$199,960	$212,974	$(13,014)	$416,595	$422,887	$(6,292)
Loss and loss adjustment expense ratio
Automobile	55.5%	75.9%	(20.4)%	59.0%	71.6%	(12.6)%
Homeowner	138.9%	88.5%	50.4%	102.3%	78.1%	24.2%
Other Personal	83.2%	58.9%	24.3%	69.1%	59.8%	9.3%
Personal line loss and loss adjustment expense ratio	85.2%	78.5%	6.7%	73.5%	72.8%	0.7%
Combined Ratio
Automobile	83.3%	99.1%	(15.8)%	84.9%	94.9%	(10.0)%
Homeowner	169.1%	119.6%	49.5%	133.8%	110.4%	23.4%
Other Personal	117.7%	104.0%	13.7%	103.5%	104.7%	(1.2)%
Personal line combined ratio	114.3%	105.3%	9.0%	101.7%	99.9%	1.8%

Comparison of 2020 to 2019

Automobile: Net premiums written and earned decreased for the second quarter and first six months due to $16.1 million in COVID-19 relief policy credits previously discussed as well as exposure changes primarily caused by less miles driven due to the impact of COVID-19. The loss and loss adjustment expense and combined ratios improved for the second quarter and first six months due to a decrease in loss and loss adjustment expenses incurred, largely attributable to fewer miles driven by policyholders due to shelter-in-place orders and favorable claim development.

Homeowners: Net premiums written and earned increased for the second quarter and first six months primarily due to rate increases and more premium being retained by us as a result of lower amounts of catastrophe reinsurance. The loss and loss adjustment expense and combined ratios increased for the second quarter and first six months due to increased catastrophe losses due to multiple wind and hail storms. Catastrophe losses increased by $39.4 million, to $57.7 million from $18.3 million in the second quarter and by $38.3 million, to $64.7 million from $26.4 million in the first six months in 2020 compared to 2019.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies, such as coverages for watercraft, personal umbrella, and rental owners. The loss and loss adjustment expense ratio increased for the second quarter and first six months due to the increase in losses incurred, including an increase in catastrophe losses. The combined ratio for the second quarter increased due to the increases in the losses incurred as noted above, partially offset by an improvement in the expense ratio; and improved in the first six months due to an improvement in the expense ratio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Commercial Products
Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Net premiums written
Agricultural Business	$46,496	$43,294	$3,202	$87,478	$81,297	$6,181
Automobile	36,666	34,652	2,014	74,378	69,134	5,244
Business Owner	23,403	20,561	2,842	44,782	39,610	5,172
Workers Compensation	22,254	23,912	(1,658)	43,267	45,586	(2,319)
Other Commercial	9,404	10,369	(965)	18,743	20,129	(1,386)
Total net premiums written	$138,223	$132,788	$5,435	$268,648	$255,756	$12,892
Net premiums earned
Agricultural Business	$40,387	$37,399	$2,988	$79,460	$74,006	$5,454
Automobile	30,832	28,531	2,301	61,297	56,014	5,283
Business Owner	19,024	16,910	2,114	37,438	33,192	4,246
Workers Compensation	17,479	18,683	(1,204)	35,075	37,405	(2,330)
Other Commercial	8,304	8,812	(508)	16,393	17,486	(1,093)
Total net premiums earned	$116,026	$110,335	$5,691	$229,663	$218,103	$11,560
Loss and loss adjustment expense ratio
Agricultural Business	80.9%	71.2%	9.7%	60.7%	76.6%	(15.9)%
Automobile	70.1%	82.5%	(12.4)%	66.8%	77.9%	(11.1)%
Business Owner	81.9%	62.0%	19.9%	88.1%	58.8%	29.3%
Workers Compensation	65.2%	40.5%	24.7%	59.0%	43.5%	15.5%
Other Commercial	52.3%	66.3%	(14.0)%	60.4%	47.8%	12.6%
Commercial line loss and loss adjustment expense ratio	73.8%	67.1%	6.7%	66.5%	66.2%	0.3%
Combined ratio
Agricultural Business	117.9%	107.5%	10.4%	97.9%	113.7%	(15.8)%
Automobile	94.0%	107.2%	(13.2)%	90.4%	103.0%	(12.6)%
Business Owner	116.7%	100.9%	15.8%	123.3%	98.2%	25.1%
Workers Compensation	82.4%	59.4%	23.0%	76.7%	62.1%	14.6%
Other Commercial	90.4%	108.9%	(18.5)%	100.8%	90.6%	10.2%
Commercial line combined ratio	104.0%	98.4%	5.6%	97.0%	97.9%	(0.9)%

Comparison of 2020 to 2019

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm and ranch buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased for the second quarter and first six months primarily due to rate increases and an increase in policies in-force. The loss and loss adjustment expense and combined ratios increased for the second quarter primarily due to an increase in catastrophe losses, which increased by $10.1 million to $13.5 million compared to $3.4 million in the prior year, because of multiple wind and hail storms and improved for the six months due to favorable claim development.
Commercial Automobile: Net premiums written and earned increased for the second quarter and first six months primarily due to rate increases and an increase in policies in-force. The loss and loss adjustment expense and combined ratios improved for the second quarter and first six months primarily due to a decrease in claim frequency as policyholders drove fewer miles due to shelter-in-place orders.
Business Owner: Our business owner product allows policyholders to customize and cover their property and liability exposures using a package policy. Net premiums written and earned increased for the second quarter and first six months primarily due to rate increases and an increase in policies in-force. The loss and loss adjustment expense and combined ratios increased for the second quarter and first six months primarily due to unfavorable prior year claim development.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Workers Compensation: Net premiums written and earned decreased for the second quarter and first six months primarily due to rate decreases. The loss and loss adjustment expense and combined ratios increased for the second quarter and first six months primarily due to an increase in allocated loss adjustment expense reserves.
Other Commercial: Other commercial products primarily provide umbrella and other liability coverages. Net premiums written and earned decreased for the second quarter and first six months primarily due to an increase in ceded premiums for reinsurance coverage. The loss and loss adjustment expense and combined ratios decreased for the second quarter primarily due to a decrease in allocated loss adjustment expense reserves and increased for the first six months primarily due to an increase in claim frequency.

Specialty Markets Products
Specialty Markets product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
Net premiums written	$56,342	$46,698	$9,644	$114,258	$95,740	$18,518
Net premiums earned	56,719	48,430	8,289	115,102	101,930	13,172
Loss and loss adjustment expense ratio(1)	43.3%	62.7%	(19.4)%	44.5%	56.5%	(12.0)%
Combined ratio(1)	99.4%	110.5%	(11.1)%	98.5%	106.0%	(7.5)%
(1) Ratio does not include fee income

Specialty Markets products provide protection to borrowers and the creditors that extend credit to them. Products offer coverage against unpaid indebtedness as a result of death, disability, involuntary unemployment or untimely loss to the collateral securing a personal or mortgage loan. Specialty Markets products also include renters, aviation, and private flood insurance.

Net written and earned premiums increased for the second quarter and first six months primarily due to the addition of new accounts for Mortgage Security Insurance (“MSI”), Collateral Protection Insurance, and Investor Property Protection (“IPP”) products. The loss and loss adjustment expense and combined ratios decreased for the second quarter and first six months primarily due to the improvement of loss ratios on Guaranteed Asset Protection (“GAP”) products and IPP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Corporate and Other
Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2020	2019	Change	2020	2019	Change
OTHER REVENUES
Net investment income	$5,610	$19,377	$(13,767)	$15,460	$34,814	$(19,354)
Realized investment gains (losses)	3,939	(9,905)	13,844	8,087	(6,958)	15,045
Change in investment credit loss	(52,310)	—	(52,310)	(96,988)	—	(96,988)
Net gains (losses) on equity securities	298,825	67,060	231,765	(33,750)	273,437	(307,187)
Other income	754	967	(213)	2,253	3,033	(780)
Total other revenues	256,818	77,499	179,319	(104,938)	304,326	(409,264)
BENEFITS, LOSSES AND EXPENSES
Other operating expenses	9,370	9,127	243	20,307	18,408	1,899
Total benefits, losses and expenses	9,370	9,127	243	20,307	18,408	1,899
Income (loss) before federal income taxes and other items	$247,448	$68,372	$179,076	$(125,245)	$285,918	$(411,163)

Comparison of the three months ended June 30, 2020 to 2019
Earnings for our Corporate and Other segment increased primarily due to the following:
•An increase in the S&P 500 Index of 20.0% for the three months ended June 30, 2020 compared to a 3.8% increase for the same period in 2019 resulting in an increase in net gains on equity securities
•Realized investment gains attributable to gains on certain bonds that were called
The increase in earnings was partially offset by the following:
•A decrease in net investment income driven by decreases in investment income for the assets not used to support insurance products
•The change in investment credit loss due to the adoption of the new credit loss standard

Comparison of the six months ended June 30, 2020 to 2019
Earnings for our Corporate and Other segment decreased primarily due to the following:
•The S&P 500 Index decreased 4.0% during the first half of 2020 compared to an increase of 17.4% during the same period in 2019 driving the decrease in net gains on equity securities
•The change in investment credit loss for the first six months of 2020 due to the adoption of the new credit loss standard
•A decrease in net investment income driven by decreases in investment income for the assets not used to support insurance products
The decrease in earnings was partially offset due to the following:
•Realized investment gains attributable to gains on certain bonds that were called

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investments
We manage our investment portfolio to optimize the rate of return commensurate with sound and prudent asset selection and to maintain a well-diversified portfolio in support of our products and capital. Our investment operations are regulated primarily by the state insurance departments where our insurance companies are domiciled. Investment activities, including setting investment policies and defining acceptable risk levels, are subject to oversight by our Board of Directors, which is assisted by our Finance Committee and Enterprise Risk Management Committee.
Our insurance and annuity products are generally supported by investment-grade bonds and commercial mortgage loans. We also invest in equity options as a hedge for our indexed products. We purchase fixed maturity securities and designate them as either held-to-maturity or available-for-sale considering our estimated future cash flow needs. We also monitor the composition of our fixed maturity securities classified as held-to-maturity and available-for-sale and adjust the mix within the portfolio as investments mature or new investments are purchased.
We invest in commercial mortgage loans when the yield and credit risk compare favorably with fixed maturity securities. Individual residential mortgage loans including sub-prime or Alt-A mortgage loans have not been and are not expected to be part of our investment portfolio. We purchase real estate and equity investments based on a risk and reward analysis where we believe there are opportunities for enhanced returns.
The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	June 30, 2020		December 31, 2019
Fixed maturity, bond held-to-maturity, at amortized cost	$8,238,405	34.6%	$8,631,261	36.6%
Fixed maturity, bond available-for-sale, at fair value	7,170,471	30.1	6,725,085	28.5
Equity securities, at fair value	1,714,264	7.2	1,700,960	7.2
Mortgage loans on real estate, net of allowance	5,176,511	21.7	5,097,017	21.6
Policy loans	377,826	1.6	379,657	1.6
Investment real estate, net of accumulated depreciation	544,604	2.3	551,219	2.3
Short-term investments	501,087	2.1	425,321	1.8
Other invested assets	97,390	0.4	76,569	0.4
Total investments	$23,820,558	100.0%	$23,587,089	100.0%
The increase in our total investments at June 30, 2020 compared to year-end 2019 was primarily the result of increases in bonds available for sale, short term investments, and other invested assets. These increases were somewhat offset by a decrease in bonds held to maturity.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At June 30, 2020, our fixed maturity securities had an estimated fair value of $15.9 billion, which was $0.9 billion, or 5.8% higher than the amortized cost for the period. At December 31, 2019, our fixed maturity securities had an estimated fair value of $15.7 billion, which was $0.6 billion, or 4.2%, above amortized cost. The estimated fair value for securities due in one year or less was $1.4 billion as of June 30, 2020 and $1.2 billion as of December 31, 2019. For additional information regarding total bonds by credit quality rating refer to Note 4, Investments in Securities, of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Condensed Consolidated Financial Statements for the unrealized and realized gains and losses of equity securities.
Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.8% at June 30, 2020 and December 31, 2019, respectively. For additional information regarding mortgage loans refer to Note 5, Mortgage Loans, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of June 30, 2020, we had $377.8 million in policy loans with a loan to surrender value of 56%, and at December 31, 2019, we had $379.7 million in policy loans with a loan to surrender value of approximately 56%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Investment Real Estate—We invest in commercial real estate where positive cash flows and/or appreciation in value is expected. Real estate may be owned directly by our insurance companies or non-insurance affiliates or indirectly in joint ventures with real estate developers or investors we determine share our perspective regarding risk and return relationships. The carrying value of real estate is stated at cost, less accumulated depreciation and impairments, if any. Depreciation is provided over the estimated useful lives of the properties.
Short-Term Investments—Short-term investments are primarily commercial paper rated A2 or P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on our view of the desirability of investing in the available long-term investment opportunities and our liquidity needs, including mortgage investment-funding commitments.
Other Invested Assets—Other invested assets comprised primarily of equity-indexed options are carried at fair value and may be collateralized by counterparties; such collateral is restricted to the Company’s use. Other invested assets also include tax credit partnerships, Certified Capital Companies (“CAPCO”) investments, mineral rights and limited liability company interests, which are carried at cost, less allowance for depletion, where applicable. Separately managed accounts and Federal Home Loan Bank stock are also included in other invested assets and are carried at cost or market value if available from the account manager.
Net Investment Income and Net Realized Gains (Losses)
Net investment income decreased $147.4 million during the six months ended June 30, 2020 compared to 2019 primarily due to losses on options from a decline in the S&P 500 Index.
Interest income on mortgage loans is accrued on the principal amount of the loan at the contractual interest rate. Accretion of discounts is recorded using the effective yield method. Interest income, accretion of discounts and prepayment fees are reported in net investment income. Interest is not accrued on loans generally more than 90 days past due or when the collection of interest is not considered probable. Loans in foreclosure are placed on nonaccrual status. Interest received on nonaccrual status mortgage loans is included in net investment income in the period received.
Net realized investment gains increased $8.1 million during the six months ended June 30, 2020 compared to 2019 primarily attributable to the call of bonds.

Net Unrealized Gains and Losses
The unrealized gains and losses of our fixed maturity securities investment portfolio are shown below (in thousands):

	June 30, 2020	December 31, 2019	Change
Held-to-Maturity
Gains	$511,060	$345,463	$165,597
Losses	(35,749)	(8,034)	(27,715)
Net gains	475,311	337,429	137,882
Available-for-Sale
Gains	433,608	302,426	131,182
Losses	(38,138)	(13,011)	(25,127)
Net gains	395,470	289,415	106,055
Total	$870,781	$626,844	$243,937
The net change in the unrealized gains on fixed maturity securities between June 30, 2020 and December 31, 2019 is primarily attributable to the decrease in benchmark ten-year interest rates, which were 0.7% and 1.9% respectively. The Company does not expect to be required to sell any of the securities in an unrealized loss position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity

As a result of the Reorganization, ANICO became the wholly owned subsidiary of ANAT. ANAT's source of liquidity will be primarily derived from dividends received from ANICO. As a result, ANAT will depend on dividend payments from ANICO to meet its liquidity needs.
In April 2020 the Company borrowed $500 million from the FHLB for the uncertainty and market volatility relating to the COVID-19 pandemic. As a condition to borrowing from the FHLB, the company had to purchase approximately $15 million of stock in the FHLB. Accordingly, we have $485 million of funds available to us if needed. The FHLB stock can be sold back to the FHLB at cost upon the repayment of the advances.
In addition, we announced a 15% policy credit for our personal and commercial auto policyholders based on their April and May premiums, which amounted to approximately $17.0 million. As a result of the impacts of COVID-19, state insurance departments across the country had issued regulations that required us not to cancel policies for non-payment for varying amounts of time but generally for at least 90-day periods which began in March and early April 2020. The cancellation and grace periods have been lifted in most states. At this time, however, our liquidity requirements have been and are expected to continue to be met by funds from operations.
We are monitoring our liquidity needs closely. In the second quarter of 2020, the Company deferred salary merit and promotional increases and promotions became effective without associated increases in compensation. As of the end of the second quarter of 2020, we have $485 million of the FHLB advances available for use in the event that the need arises. Should the Company require additional liquidity, deposits of certain securities and mortgage loans under the Company's membership with the FHLB provide approximately $566 million of additional available credit to us as of July 29, 2020.
The primary use of cash has been and is expected to continue to be payment of policyholder benefits and claims incurred. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management currently considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months. Our contractual obligations are not expected to have a significant negative impact to cash flows from operations.

Our defined benefit plans are frozen and currently adequately funded; however, low interest rates, increased longevity of participants, and rising Pension Benefit Guaranty Corporation (“PBGC”) premiums may cause us to increase our funding of the plans.

We are currently evaluating the renovation and modernization of our home office facilities. This could result in capital expenditures that could aggregate to approximately $100 million over a three year period beginning in 2021. However, current uncertainties relating to the COVID-19 pandemic could cause us to lower or delay anticipated spending on capital investment projects. There are no other unusually large capital expenditures expected in the next 12-24 months.

We have paid dividends to stockholders for over 110 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations, although uncertainties relating to the COVID-19 pandemic could still significantly impact one or more of these items.
Funds received as premium payments and deposits that are not used for liquidity requirements are generally invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. While our investment portfolio has been significantly impacted by volatility associated with COVID-19, and likely will continue to be, at this time, we believe our portfolio of highly liquid bonds available-for-sale, including equity securities, is sufficient to meet future liquidity needs as necessary.
As a result of the economic disruption caused by COVID-19, we expect to modify mortgage loans with an aggregate outstanding balance of $1.2 billion. These modifications primarily relate to hotels, retail and parking operations. The terms of the modifications of these loans include forbearance of principal and interest payments for a period of up to six months, extensions of maturity dates, and/or provision of interest only payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company holds collateral of $183.6 million at June 30, 2020 to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes.

Our cash and cash equivalents and short-term investment position increased from $877.3 million at December 31, 2019 to $967.3 million at June 30, 2020. The increase primarily relates to an increase in commercial paper.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flows from operations.
Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Capital Resources
Our capital resources are summarized below (in thousands):

	June 30, 2020	December 31, 2019
American National stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”), net of tax	$5,802,775	$5,890,231
Accumulated other comprehensive income	163,911	99,518
Total American National stockholders’ equity	$5,966,686	$5,989,749
We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable generally have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $3.1 million and $4.3 million at June 30, 2020 and December 31, 2019, respectively.
The changes in our capital resources are summarized below (in thousands):

	June 30, 2020			December 31, 2019
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income (loss) attributable to American National	$(9,899)	$—	$(9,899)	$620,363	$—	$620,363
Dividends to shareholders	(44,094)	—	(44,094)	(88,243)	—	(88,243)
Change in net unrealized gains (losses) on debt securities	—	61,373	61,373	—	184,156	184,156
Foreign currency transaction and translation adjustment	—	(585)	(585)	—	390	390
Defined benefit pension plan adjustment	—	3,605	3,605	—	15,495	15,495
Cumulative effect of accounting change	(33,503)	—	(33,503)	785	(785)	—
Other	40	—	40	340	—	340
Total	$(87,456)	$64,393	$(23,063)	$533,245	$199,256	$732,501

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Statutory Capital and Surplus and Risk-based Capital
Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2020 and December 31, 2019, American National Insurance Company’s statutory capital and surplus was $3,419,135,000 and $3,477,727,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at June 30, 2020 and December 31, 2019 substantially above 200% of the authorized control level.
The achievement of long-term growth will require growth in American National Insurance Company’s and our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.
Contractual Obligations
Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2019. We expect to have the capacity to pay our obligations as they come due.
At June 30, 2020, the Company had $500 million in outstanding advances with Federal Home Loan Bank. It is expected the Company will have sufficient cash flow to meet its current lending commitment. For additional details see Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We have off-balance sheet arrangements relating to third-party marketing operation bank loans as discussed in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements. We could be exposed to a liability for these loans, which are supported by the cash value of the underlying insurance contracts. The cash value of the life insurance policies is designed to always equal or exceed the balance of the loans. Accordingly, management does not foresee any material loss related to these arrangements.
Related-Party Transactions
We have various agency, consulting and service arrangements with individuals and entities considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee, which retains final decision-making authority for these transactions. The amounts involved, both individually and in the aggregate, with these arrangements are not material to any segment or to our overall operations. For additional details regarding significant related party transactions, see Note 17, Related Party Transactions, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market risk has not changed materially from those disclosed in our 2019 Annual Report on form 10-K filed with the SEC on February 28, 2020, although the recent economic disruptions caused by the COVID-19 pandemic has added greater uncertainty to the credit risk and equity risk that we face.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2020. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
Except with respect to the discussions below, there have been no material changes to the "Risk Factors" discussion in Item 1A of our 2019 Form 10-K filed with the SEC on February 28, 2020.
Major public health issues, such as the novel coronavirus COVID-19, could have an adverse impact on our business and results of operations.
We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business; however, due to the evolving and highly uncertain nature of this event, it currently is not possible to estimate the ultimate direct and indirect impact of COVID-19 on our business, results of operations, financial condition, or liquidity with reasonable certainty. COVID-19 has impacted us, as discussed elsewhere in the report, and COVID-19 or other major public health issues may further impact us in a number of ways. We may face increased costs associated with claims under our life, health, and commercial casualty insurance products. The cost of reinsurance to us for these coverages could increase, and we may encounter decreased availability of such reinsurance.
Our investment portfolio has been and may continue to be adversely affected by market volatility, changes in interest rates, reduced liquidity, deteriorating capacity of our mortgage loan borrowers to meet their obligations to us, possible declining values of collateral securing our mortgage loan portfolio and by a U.S. and global economic slowdown caused by the COVID-19 pandemic or the uncertainty of its outcome. Extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets.
Our workforce, and the workforces of our vendors, service providers and counterparties, may also be affected, which could result in an adverse impact on our ability to conduct business. We are taking precautions to protect the safety and well-being of our employees while striving to provide uninterrupted service to our policyholders and claimants. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur to our employees' ability to continue to provide customer support and service as many continue to work from home. In addition, the increase in the number of our employees working remotely has increased certain risks to our business, including increased demand on our information technology resources and systems, greater potential for phishing and other cybersecurity attacks, and an increase in the number of points of potential attack. Any failure to effectively manage these risks and to timely identify and respond to any cyberattacks, may adversely affect our business. Our internal controls over financial reporting could be adversely impacted as a result of the large number of our employees working remotely. New processes, procedures, and controls may be required to respond to this change in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, our ability to operate our internal controls may be adversely impacted.
The efforts of governmental and non-governmental organizations in combating the spread and severity of COVID-19 or other major public health issues may not be effective. Further, we cannot predict how legal and regulatory responses to concerns about COVID-19 or other major public health issues, will impact our business. For example, state insurance regulators across the country have restricted our ability to cancel certain policies for non-payment, which has impacted and will continue to impact our cash flows from these policies. In addition, should state regulators force us to extend insurance coverage beyond our policy language, the impact on our business could be significant.
The extent to which COVID-19 impacts our business, results of operations, financial condition, or liquidity will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain or treat its impact.
We may be unable to maintain the availability and performance of our systems and to safeguard our data and our customers' confidential information and privacy. We rely on the availability, reliability, and security of internet technologies, our internal networks, information-processing infrastructure, system platforms, business applications and third-party providers (collectively “systems”) to operate our businesses. We use these systems to receive, store, process, retrieve, calculate and evaluate customer and company information, including to provide insurance quotes, process premium payments, administer our products, provide customer support, process claims and make changes to existing policies, among many other functions. We also rely on systems for investment management, financial reporting and data analysis to support our policyholder reserves and other actuarial estimates.

ITEM 1A. RISK FACTORS — (Continued)

We have strategies and processes to secure, maintain and enhance our existing internal networks, technology and processing infrastructure and our information systems, including updating or replacing certain information systems to keep pace with advancing technology, changing customer preferences and expectations, and increasingly stringent industry and regulatory standards. However, despite these efforts, we may still experience system failures, extended unavailability or other outages, or damage or destruction to internal or external networks or systems, whether caused by intentional or unintentional acts or events, as well as difficulties arising from the implementation of system-security vulnerability patches, third-party system upgrades, and new systems and technologies, any of which could compromise our ability to perform critical functions on a timely basis. For instance, if these systems were inaccessible or inoperable, or if they fail to function properly, the resulting disruptions may impede or interrupt our business operations, cause misstated or unreliable financial data, or impact the effectiveness of our internal controls over financial reporting.
In certain lines of our business, our information technology and telecommunication systems interface with and rely upon third-party services, over which we have no direct control, including providers of computing infrastructure platforms or externally hosted systems commonly known as the “cloud.” We are highly dependent on our ability to access these external services for necessary business functions, such as acquiring new business, managing existing business, paying claims, and ensuring timely and accurate financial reporting. If we do not effectively develop, implement and monitor these relationships, if third-party providers do not perform as anticipated, if technological or other problems are incurred with a transition, or if outsourcing relationships relevant to our business process functions are terminated or otherwise interrupted, we may not realize expected productivity improvements or cost-efficiencies, and we may experience operational difficulties, increased costs and a loss of business.
We receive and transmit legally protected information with and among customers, agents, financial institutions and selected third party vendors and service providers, including personally identifiable information and non-public information. We have invested significant time and resources towards preventing and mitigating the risks associated with unauthorized access to this data through security penetration and vulnerability assessments, vulnerability patching processes and several layers of data intrusion and detection protection technologies, designs and authentication capabilities. However, because the techniques used to obtain unauthorized access, disable or degrade service, deposit ransomware or sabotage systems constantly evolve and may be difficult to detect for long periods of time, we may be unable to implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain vulnerability defects in design or manufacture or other problems that could unexpectedly compromise information security or access thereto. Consequently, our cybersecurity efforts may not be effective against all security threats and breach attempts in light of increasingly complex and advanced persistent threat techniques and the evolving sophistication of individual and nation state-sponsored cyber-attacks. A breach, whether from external or internal sources, or from the theft or loss of equipment, can result in access, viewing, misappropriation, altering or deleting information in our or a third party’s systems on which we rely, including customers’, agents’ and employees’ sensitive personal and financial information and our proprietary business information. Like other companies, we have experienced threats to our data and systems through phishing campaigns, malware, ransomware and other fraudulent and deceptive activities, and we have experienced certain incidents of unauthorized access to our data and systems. In addition, spoofing attacks have been carried out by individuals impersonating customers, which have resulted in unauthorized withdrawals from a limited number of customer accounts. Such withdrawals have been refunded by us, and we believe we have implemented appropriate business process changes to help mitigate the impact of any future attacks. We have also implemented technology to further assist in the identification of these bad actors. These various threats, attacks and incidents that have occurred to date have not been material to our operations and are not expected to be material to our operations based on information presently known to management. However, any significant attacks, unauthorized access or disclosures, disruptions or other security breaches, whether affecting us or third parties, could result in substantial business disruption and consequences, including without limitation, costs of repairing or replacing systems, increased security costs, costs of customer notifications and credit monitoring services, lost revenues, litigation, regulatory action, fines and penalties, and harm to customer and producer confidence and our reputation. While we have purchased cybersecurity risk insurance and intend to assess the adequacy of this insurance annually, this insurance may not be sufficient in scope or amount to cover all of our losses from breaches of our data.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of American National Group. Inc. (incorporated by reference to Annex II of the Proxy Statement/Prospectus filed with the SEC on March 25, 2020).

3.2
Restated Articles of Incorporation, as amended, of American National Insurance Company (incorporated by reference to Exhibit No. 3.1 to the registrant's Registration Statement on Form 10-12B filed April 10, 2009).

3.3	Amended and Restated Bylaws of American National Group, Inc. (incorporated by reference to Annex III of the Proxy Statement/Prospectus filed with the SEC on March 25, 2020)

3.4	Amended and Restated Bylaws of American National Insurance Company (incorporated by reference to Exhibit No. 3.2 to the registrant's Current Report on Form 8-K filed February 23, 2018).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ James E. Pozzi
Name:	James E. Pozzi
Title:	President and Chief Executive Officer

By:	/s/ Timothy A. Walsh
Name:	Timothy A.Walsh
Title:	Executive Vice President, CFO, Treasurer and ML and P&C Operations
Date: August 5, 2020