Form 10-Q
period 2020-09-30
American National Group Inc
filed 2020-11-04
CIK 1801075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 001-39369

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
As of October 29, 2020, there were 26,887,200 shares of the registrant’s voting common stock, $0.01 par value per share, outstanding.

AMERICAN NATIONAL GROUP, INC.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(In thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost, net of allowance for credit losses of $21,491 in 2020 (Fair value $8,248,611 in 2020 and $8,968,690 in 2019)	$7,702,347	$8,631,261
Fixed maturity, bonds available-for-sale, at fair value (Allowance for credit losses of $7,638 in 2020) (Amortized cost $6,794,366 in 2020 and $6,435,670 in 2019)	7,236,188	6,725,085
Equity securities, at fair value (Cost $734,916 in 2020 and $663,058 in 2019)	1,840,855	1,700,960
Mortgage loans on real estate, net of allowance for credit losses of $112,916 in 2020 and allowance for loan loss of $19,160 in 2019	5,176,474	5,097,017
Policy loans	374,387	379,657
Investment real estate, net of accumulated depreciation of $266,697 in 2020 and $256,757 in 2019	514,076	551,219
Short-term investments	800,793	425,321
Other invested assets	103,030	76,569
Total investments	23,748,150	23,587,089
Cash and cash equivalents	884,083	452,001
Investments in unconsolidated affiliates	827,364	705,721
Accrued investment income	211,655	200,856
Reinsurance recoverables, net of allowance for credit losses of $14,845 in 2020 and allowance for recoverables loss of $8,220 in 2019	477,904	411,830
Prepaid reinsurance premiums	40,574	44,669
Premiums due and other receivables	372,535	341,924
Deferred policy acquisition costs	1,400,440	1,423,007
Property and equipment, net of accumulated depreciation of $276,047 in 2020 and $257,907 in 2019	117,892	106,303
Prepaid pension	87,908	78,990
Other assets	187,665	171,285
Separate account assets	1,092,574	1,073,891
Total assets	$29,448,744	$28,597,566
LIABILITIES
Future policy benefits
Life	$3,123,027	$3,087,578
Annuity	1,573,480	1,571,263
Health	50,143	49,886
Policyholders’ account balances	12,869,130	12,957,989
Policy and contract claims	1,596,729	1,489,979
Unearned premium reserve	983,113	933,559
Other policyholder funds	362,187	361,059
Liability for retirement benefits	61,043	67,435
Notes payable	154,788	157,997
Deferred tax liabilities, net	414,206	394,528
Current tax payable	5,173	9,757
Federal Home Loan Bank advances	500,000	—
Other liabilities	510,337	446,882
Separate account liabilities	1,092,574	1,073,891
Total liabilities	23,295,930	22,601,803
EQUITY
American National Group, Inc. stockholders’ equity:
Common stock, $0.01 par value in 2020 and $1.00 in 2019; 50,000,000 shares authorized; 26,887,200 shares issued and outstanding in 2020 and 30,832,449 shares issued and 26,887,200 outstanding in 2019	269	30,832
Additional paid-in capital	47,689	21,011
Accumulated other comprehensive income	194,706	99,518
Retained earnings	5,903,843	5,946,857
Treasury stock, at cost	—	(108,469)
Total American National stockholders’ equity	6,146,507	5,989,749
Noncontrolling interest	6,307	6,014
Total stockholders' equity	6,152,814	5,995,763
Total liabilities and stockholders' equity	$29,448,744	$28,597,566
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
PREMIUMS AND OTHER REVENUES
Premiums
Life	$101,182	$93,079	$282,368	$265,634
Annuity	27,960	41,305	69,413	137,434
Health	40,934	40,676	126,965	121,581
Property and casualty	391,388	382,784	1,152,749	1,125,704
Other policy revenues	79,344	76,784	238,736	226,178
Net investment income	254,256	246,620	656,888	796,696
Net realized investment gains	17,387	31,933	25,474	31,943
Other-than-temporary impairments	—	—	—	(6,968)
Change in investment credit loss	(4,175)	—	(101,163)	—
Net gains on equity securities	152,147	8,589	118,397	282,026
Other income	9,683	10,730	31,152	32,642
Total premiums and other revenues	1,070,106	932,500	2,600,979	3,012,870
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	153,957	113,652	389,364	327,579
Annuity	46,424	59,699	126,209	191,248
Claims incurred
Health	27,933	28,567	89,544	81,042
Property and casualty	258,412	280,695	768,682	790,447
Interest credited to policyholders’ account balances	128,946	106,782	271,406	371,703
Commissions for acquiring and servicing policies	138,365	128,689	409,290	408,629
Other operating expenses	126,413	128,502	385,516	391,645
Change in deferred policy acquisition costs	(8,387)	1,548	(14,762)	(22,391)
Total benefits, losses and expenses	872,063	848,134	2,425,249	2,539,902
Income before federal income tax and other items	198,043	84,366	175,730	472,968
Less: Provision for federal income taxes
Current	20,789	4,433	31,578	32,444
Deferred	23,123	18,042	2,863	79,356
Total provision for federal income taxes	43,912	22,475	34,441	111,800
Income after federal income tax	154,131	61,891	141,289	361,168
Equity in earnings of unconsolidated affiliates	17,029	45,075	19,114	102,325
Other components of net periodic pension benefit (costs), net of tax	543	(1,023)	1,471	(2,808)
Net income	171,703	105,943	161,874	460,685
Less: Net income attributable to noncontrolling interest, net of tax	651	13,759	721	11,444
Net income attributable to American National	$171,052	$92,184	$161,153	$449,241
Amounts available to American National common stockholders
Earnings per share
Basic	$6.36	$3.43	$6.00	$16.71
Diluted	6.36	3.43	5.99	16.71
Weighted average common shares outstanding	26,877,200	26,881,700	26,879,178	26,883,025
Weighted average common shares outstanding and dilutive potential common shares	26,884,758	26,888,172	26,887,874	26,889,338

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$171,703	$105,943	$161,874	$460,685
Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	28,573	(2,569)	89,946	181,305
Foreign currency transaction and translation adjustments	371	(293)	(214)	297
Defined benefit pension plan adjustment	1,851	1,454	5,456	4,365
Total other comprehensive income (loss), net of tax	30,795	(1,408)	95,188	185,967
Total comprehensive income	202,498	104,535	257,062	646,652
Less: Comprehensive income attributable to noncontrolling interest	651	13,759	721	11,444
Total comprehensive income attributable to American National	$201,847	$90,776	$256,341	$635,208

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2019	$30,832	$21,011	$99,518	$5,946,857	$(108,469)	$6,014	$5,995,763
Amortization of restricted stock	—	20	—	—	—	—	20
Cumulative effect of accounting change	—	—	—	(34,702)	—	—	(34,702)
Other comprehensive loss	—	—	(111,571)	—	—	—	(111,571)
Net loss attributable to American National	—	—	—	(220,444)	—	—	(220,444)
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,047)	—	—	(22,047)
Contributions	—	—	—	—	—	546	546
Distributions	—	—	—	—	—	(323)	(323)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(153)	(153)
Balance at March 31, 2020	$30,832	$21,031	$(12,053)	$5,669,664	$(108,469)	$6,084	$5,607,089
Amortization of restricted stock	—	20	—	—	—	—	20
Cumulative effect of accounting change	—	—	—	1,199	—	—	1,199
Other comprehensive income	—	—	175,964	—	—	—	175,964
Net income attributable to American National	—	—	—	210,545	—	—	210,545
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,047)	—	—	(22,047)
Contributions	—	—	—	—	—	310	310
Distributions	—	—	—	—	—	(362)	(362)
Net income attributable to noncontrolling interest	—	—	—	—	—	223	223
Balance at June 30, 2020	$30,832	$21,051	$163,911	$5,859,361	$(108,469)	$6,255	$5,972,941
Reclassification of par value due to reorganization	(26,618)	26,618	—	—	—	—	—
Retirement of treasury shares	(3,945)	—	—	(104,524)	108,469	—	—
Amortization of restricted stock	—	20	—	—	—	—	20
Other comprehensive income	—	—	30,795	—	—	—	30,795
Net income attributable to American National	—	—	—	171,052	—	—	171,052
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,046)	—	—	(22,046)
Contributions	—	—	—	—	—	—	—
Distributions	—	—	—	—	—	(599)	(599)
Net income attributable to noncontrolling interest	—	—	—	—	—	651	651
Balance at September 30, 2020	$269	$47,689	$194,706	$5,903,843	$—	$6,307	$6,152,814

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$30,832	$20,694	$(99,738)	$5,413,952	$(108,492)	$14,267	$5,271,515
Reissuance of treasury shares	—	237	—	—	23	—	260
Amortization of restricted stock	—	20	—	—	—	—	20
Cumulative effect of accounting change	—	—	(785)	785	—	—	—
Other comprehensive income	—	—	86,774	—	—	—	86,774
Net income attributable to American National	—	—	—	258,217	—	—	258,217
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,101)	—	—	(22,101)
Contributions	—	—	—	—	—	3	3
Distributions	—	—	—	—	—	(419)	(419)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(1,350)	(1,350)
Balance at March 31, 2019	$30,832	$20,951	$(13,749)	$5,650,853	$(108,469)	$12,501	$5,592,919
Amortization of restricted stock	—	20	—	—	—	—	20
Other comprehensive income	—	—	100,601	—	—	—	100,601
Net income attributable to American National	—	—	—	98,840	—	—	98,840
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,044)	—	—	(22,044)
Contributions	—	—	—	—	—	168	168
Distributions	—	—	—	—	—	(1,957)	(1,957)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(965)	(965)
Balance at June 30, 2019	$30,832	$20,971	$86,852	$5,727,649	$(108,469)	$9,747	$5,767,582
Amortization of restricted stock	—	20	—	—	—	—	20
Other comprehensive loss	—	—	(1,408)	—	—	—	(1,408)
Net income attributable to American National	—	—	—	92,184	—	—	92,184
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,050)	—	—	(22,050)
Contributions	—	—	—	—	—	56	56
Distributions	—	—	—	—	—	(18,435)	(18,435)
Net income attributable to noncontrolling interest	—	—	—	—	—	13,759	13,759
Balance at September 30, 2019	$30,832	$20,991	$85,444	$5,797,783	$(108,469)	$5,127	$5,831,708

See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$161,874	$460,685
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(25,474)	(31,943)
Other-than-temporary impairments	—	6,968
Change in investment credit loss	101,163	—
Accretion of premiums, discounts and loan origination fees	12,457	(3,862)
Net capitalized interest on policy loans and mortgage loans	(22,596)	(25,719)
Depreciation	39,389	40,760
Interest credited to policyholders’ account balances	271,406	371,703
Charges to policyholders’ account balances	(238,736)	(226,178)
Deferred federal income tax expense	2,863	79,356
Equity in earnings of unconsolidated affiliates	(19,114)	(102,325)
Distributions from unconsolidated affiliates	45,233	103,128
Changes in:
Policyholder liabilities	187,393	168,352
Deferred policy acquisition costs	(14,762)	(22,391)
Reinsurance recoverables	(66,074)	(7,318)
Premiums due and other receivables	(30,611)	(15,989)
Prepaid reinsurance premiums	4,095	2,483
Accrued investment income	(10,799)	(3,030)
Current tax payable	(4,711)	(5,335)
Liability for retirement benefits	(8,404)	(2,956)
Fair value of option securities	2,200	(95,885)
Fair value of equity securities	(118,397)	(282,026)
Other, net	(17,352)	(13,282)
Net cash provided by operating activities	251,043	395,196
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Held-to-maturity securities	1,167,417	502,141
Available-for-sale securities	803,665	329,489
Equity securities	79,623	178,817
Investment real estate	45,645	64,459
Mortgage loans	313,009	626,449
Policy loans	40,502	33,096
Other invested assets	98,975	53,350
Disposals of property and equipment	16	69
Distributions from unconsolidated affiliates	39,190	78,014
Payment for the purchase/origination of:
Held-to-maturity securities	(351,036)	(1,121,049)
Available-for-sale securities	(1,027,856)	(458,635)
Equity securities	(101,090)	(49,016)
Investment real estate	(12,232)	(22,218)
Mortgage loans	(466,472)	(419,144)
Policy loans	(17,196)	(19,935)
Other invested assets	(83,820)	(46,221)
Additions to property and equipment	(29,799)	(16,094)
Contributions to unconsolidated affiliates	(203,748)	(194,846)
Change in short-term investments	(375,472)	(192,188)
Change in collateral held for derivatives	(43,816)	75,827
Other, net	(2,816)	3,857
Net cash used in investing activities	(127,311)	(593,778)

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine months ended September 30,
	2020	2019
FINANCING ACTIVITIES
Policyholders’ account deposits	905,424	1,559,231
Policyholders’ account withdrawals	(1,026,953)	(1,126,580)
Proceeds from Federal Home Loan Bank borrowings	500,000	—
Change in notes payable	(3,209)	21,080
Dividends to stockholders	(66,140)	(66,195)
Payments to noncontrolling interest	(772)	(20,811)
Net cash provided by financing activities	308,350	366,725
NET INCREASE IN CASH AND CASH EQUIVALENTS	432,082	168,143
Cash and cash equivalents at beginning of the period	452,001	268,164
Cash and cash equivalents at end of the period	$884,083	$436,307

Supplemental cash flow information:
Interest paid	$512	$—
Income taxes paid, net	30,800	58,940

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

On July 1, 2020, American National Insurance Company, a Texas insurance company (“ANICO”), completed its previously announced holding company reorganization. As a result of such reorganization, ANICO became a wholly owned subsidiary of American National Group, Inc., a Delaware corporation (“ANAT”), and ANAT replaced ANICO as the publicly held company. Consequently, all filings with the Securities and Exchange Commission from July 2, 2020 forward will be filed by ANAT under CIK No. 0001801075. For purposes of filing this Form 10-Q for the three and nine months ended September 30, 2020, the accompanying unaudited condensed consolidated financial statements and notes thereto have been titled “American National Group, Inc.” to reflect the current name of the public registrant, with the parenthetical notation “formerly American National Insurance Company” to reflect the reporting entity for the periods covered therein. Upon the effective date of the holding company reorganization, ANAT retired 3,945,249 shares of common stock that were held in treasury at ANICO prior to the reorganization. The amount of retired treasury stock in excess of par value was charged to retained earnings. Before and after the reorganization, the issuer had 50,000,000 authorized shares of common stock and 26,887,200 common shares outstanding. As a result of the reorganization, each share of ANICO common stock, par value $1.00 per share was automatically converted into one duly issued, fully paid and non-assessable share of ANAT common stock, par value $0.01 per share. As a result of the reorganization, the directors and officers of ANICO became directors and officers of ANAT. There is no change in the ultimate ownership of the organization and business operations will continue from our current office locations and companies. ANAT, through its consolidated subsidiaries (collectively “American National” or the "Company”) offers a broad portfolio of insurance products, including individual and group life insurance, annuities, health insurance, and property and casualty insurance. Business is conducted in all 50 states, the District of Columbia and Puerto Rico.

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

Note 3 – Recently Issued Accounting Pronouncements – (Continued)
Future Adoption of New Accounting Standards—The FASB issued the following accounting guidance relevant to American National:

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
This standard will become effective for the Company for all annual and interim periods beginning January 1, 2022. The FASB met on September 30, 2020 and approved delaying the effective date of ASU 2018-12 until January 1, 2023. This proposal is pending final adoption. The guidance allows for one of two adoption methods, a modified retrospective transition or a full retrospective transition except for the changes to accounting for market risk benefits which will require a retrospective transition.
We are currently evaluating the impact of the standard to the Company. Based on the nature of the standard, we expect the impact to be material to our Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	The new standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance removes certain defined benefit pension or other postretirement plan disclosures that are no longer cost beneficial, clarifies the specific requirements for each disclosure and adds disclosure requirements.	This standard will become effective for the annual period ending December 31, 2020 using a retrospective transition.	The Company does not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements or Notes to the Consolidated Financial Statements.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The amendments simplify the accounting for income taxes by removing certain exceptions in the existing guidance including those related to intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items. The amendments require that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax as well as other minor changes.	This standard will become effective for the Company for all annual and interim periods beginning January 1, 2021. The new guidance specifies which amendments should be applied prospectively, retrospective to all periods presented or on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.	The Company does not expect the adoption of this standard to have a material impact on our Condensed Consolidated Financial Statements or Notes to the Condensed Consolidated Financial Statements.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in this update provide optional expedients and exceptions for applying Generally Accepted Accounting Principles ("GAAP") to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	The amendments in this update are effective for all entities as of March 12, 2020 and will sunset through December 31, 2022, at which time the application of exceptions and optional expedients will no longer be permitted.	We are evaluating our current exposure to LIBOR and the impact this standard would have on the Condensed Consolidated Financial Statements. We expect to have our evaluation of exposure completed by December 31, 2020.

Note 4 – Investment in Securities
The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	September 30, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. states and political subdivisions	$106,908	$4,278	$(3)	$—	$111,183
Foreign governments	3,865	429	—	—	4,294
Corporate debt securities	7,315,879	567,282	(32,659)	(18,510)	7,831,992
Residential mortgage-backed securities	146,173	5,589	(1,434)	(35)	150,293
Collateralized debt securities	151,013	4,704	(1,922)	(2,946)	150,849
Total bonds held-to-maturity	7,723,838	582,282	(36,018)	(21,491)	8,248,611
Fixed maturity, bonds available-for-sale
U.S. treasury and government	32,017	543	(1)	—	32,559
U.S. states and political subdivisions	1,028,802	69,994	(37)	—	1,098,759
Foreign governments	14,992	1,602	—	—	16,594
Corporate debt securities	5,664,288	410,495	(35,150)	(7,437)	6,032,196
Residential mortgage-backed securities	26,292	1,256	(70)	(194)	27,284
Collateralized debt securities	27,975	892	(64)	(7)	28,796
Total bonds available-for-sale	6,794,366	484,782	(35,322)	(7,638)	7,236,188
Total investments in fixed maturity	$14,518,204	$1,067,064	$(71,340)	$(29,129)	$15,484,799

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. states and political subdivisions	$165,109	$5,005	$—	$—	$170,114
Foreign governments	3,907	442	—	—	4,349
Corporate debt securities	8,099,098	332,410	(6,539)	—	8,424,969
Residential mortgage-backed securities	237,516	6,460	(1,148)	—	242,828
Collateralized debt securities	125,631	1,146	(347)	—	126,430
Total bonds held-to-maturity	8,631,261	345,463	(8,034)	—	8,968,690
Fixed maturity, bonds available-for-sale
U.S. treasury and government	29,505	441	(5)	—	29,941
U.S. states and political subdivisions	1,030,309	47,865	(9)	—	1,078,165
Foreign governments	5,000	1,287	—	—	6,287
Corporate debt securities	5,338,007	251,408	(12,795)	—	5,576,620
Residential mortgage-backed securities	23,405	739	(201)	—	23,943
Collateralized debt securities	9,444	686	(1)	—	10,129
Total bonds available-for-sale	6,435,670	302,426	(13,011)	—	6,725,085
Total investments in fixed maturity	$15,066,931	$647,889	$(21,045)	$—	$15,693,775

Note 4 – Investment in Securities – (Continued)
The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	September 30, 2020
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$778,789	$789,231	$368,975	$374,081
Due after one year through five years	2,947,159	3,133,068	3,230,219	3,410,019
Due after five years through ten years	3,096,745	3,379,567	2,307,855	2,504,782
Due after ten years	901,145	946,745	887,317	947,306
Total	$7,723,838	$8,248,611	$6,794,366	$7,236,188
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been presented based on the year of final contractual maturity.
Proceeds from sales of bonds available-for-sale, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Proceeds from sales of fixed maturity, bonds available-for-sale	$32,859	$14,921	$164,372	$15,205
Gross realized gains	212	56	624	56
Gross realized losses	(73)	—	(4,145)	(23)
Gains and losses are determined using specific identification of the securities sold. During the nine months ended September 30, 2020 and 2019, bonds below investment grade with a carrying value of $88,711,000 and $157,939,000 respectively, were transferred from held-to-maturity to available-for-sale after a deterioration in the issuers’ creditworthiness.
The components of the change in net unrealized gains on debt securities are shown below (in thousands):

	Nine months ended September 30,
	2020	2019
Bonds available-for-sale: change in unrealized gains	$160,045	$326,945
Adjustments for
Deferred policy acquisition costs	(37,329)	(82,587)
Participating policyholders’ interest	(7,962)	(14,989)
Deferred federal income tax expense	(24,808)	(48,064)
Change in net unrealized gains on debt securities, net of tax	$89,946	$181,305
The components of the change in net gains on equity securities are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Unrealized gains on equity securities	$154,104	$3,605	$119,296	$258,209
Net gains (losses) on equity securities sold	(1,957)	4,984	(899)	23,817
Net gains on equity securities	$152,147	$8,589	$118,397	$282,026

Note 4 – Investment in Securities – (Continued)
The gross unrealized losses and fair value of bonds available-for-sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below (in thousands, except number of issues):

	September 30, 2020
	Less than 12 months			12 months or more			Total
	Number of issues	Gross Unrealized (Losses)	Fair Value	Number of issues	Gross Unrealized (Losses)	Fair Value	Number of issues	Gross Unrealized (Losses)	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	1	$(1)	$2,868	—	$—	$—	1	$(1)	$2,868
U.S. states and political subdivisions	2	(37)	5,484	—	—	—	2	(37)	5,484
Corporate debt securities	86	(22,857)	533,271	11	(12,293)	49,002	97	(35,150)	582,273
Residential mortgage-backed securities	1	(70)	7,000	3	—	613	4	(70)	7,613
Collateralized debt securities	1	(62)	8,008	1	(2)	157	2	(64)	8,165
Total	91	$(23,027)	$556,631	15	$(12,295)	$49,772	106	$(35,322)	$606,403

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of issues	Gross Unrealized (Losses)	Fair Value	Number of issues	Gross Unrealized (Losses)	Fair Value	Number of issues	Gross Unrealized (Losses)	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	—	$—	$—	5	$(5)	$8,299	5	$(5)	$8,299
U.S. states and political subdivisions	2	(9)	1,733	—	—	—	2	(9)	1,733
Corporate debt securities	22	(5,257)	94,942	25	(7,538)	132,626	47	(12,795)	227,568
Residential mortgage-backed securities	1	(9)	10,169	3	(192)	722	4	(201)	10,891
Collateralized debt securities	1	(1)	159	—	—	—	1	(1)	159
Total	26	$(5,276)	$107,003	33	$(7,735)	$141,647	59	$(13,011)	$248,650
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
Equity securities by market sector distribution are shown below, based on fair value:

	September 30, 2020	December 31, 2019
Consumer goods	20.7%	18.9%
Energy and utilities	5.1	8.0
Finance	20.4	18.0
Healthcare	15.7	13.0
Industrials	6.5	7.6
Information technology	27.2	25.0
Other	4.4	9.5
Total	100.0%	100.0%

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

Available-for-Sale Securities—For available-for-sale bonds in an unrealized loss position, the Company first assesses whether it intends to sell the security or will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For bonds available-for-sale that do not meet either indicated criteria, the Company evaluates whether the decline in fair value has resulted from credit events or market factors. In making this assessment, management first calculates the extent to which value is less than amortized cost, and then may consider any changes to the rating of the security by a rating agency, and any specific conditions related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited to the amount fair value is less than amortized cost. Any remaining unrealized loss is recognized in other comprehensive income.

When the discounted cash flow method is used to determine the allowance for credit losses, management's estimates incorporate expected prepayments, if any. Model inputs are considered reasonable and supportable for three years. A mean reversion is applied in years four and five. Credit loss allowance is not measured on accrued interest receivable because the balance is written off to net investment income in a timely manner, within 90 days. Changes in the allowance for credit losses are recognized through the condensed consolidated statement of operations as change in expected credit loss.

No accrued interest receivables were written off as of September 30, 2020.

The rollforward of the allowance for credit losses for bonds held-to-maturity is shown below (in thousands):

	Foreign Governments	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Allowance for credit losses
Cumulative adjustment at January 1, 2020	$4	$(18,563)	$(2,968)	$(137)	$(21,664)
Purchases	—	(622)	(323)	—	(945)
Disposition	—	6,901	106	134	7,141
Provision	1	(6,117)	199	—	(5,917)
Balance at March 31, 2020	5	(18,401)	(2,986)	(3)	(21,385)
Purchases	—	(116)	—	—	(116)
Disposition	—	200	—	—	200
Provision	(5)	(1,565)	454	3	(1,113)
Balance at June 30, 2020	—	(19,882)	(2,532)	—	(22,414)
Purchases	—	(4)	(6)	—	(10)
Disposition	—	1,607	—	—	1,607
Provision	—	(231)	(408)	(35)	(674)
Balance at September 30, 2020	$—	$(18,510)	$(2,946)	$(35)	$(21,491)

Note 4 – Investment in Securities – (Continued)
The rollforward of the allowance for credit losses for available-for-sale debt securities is shown below (in thousands):

	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Allowance for credit losses
Beginning balance at January 1, 2020	$—	$—	$—	$—
Allowance on securities that had an allowance recorded in a previous period	(12,499)	(236)	(130)	(12,865)
Balance at March 31, 2020	(12,499)	(236)	(130)	(12,865)
Increase in allowance related to purchases	(73)	—	—	(73)
Reduction in allowance related to disposition	7	—	3	10
Allowance on securities that had an allowance recorded in a previous period	10,017	155	(83)	10,089
Allowance on securities where credit losses were not previously recorded	(1,276)	—	—	(1,276)
Balance at June 30, 2020	(3,824)	(81)	(210)	(4,115)
Increase in allowance related to purchases	(28)	—	—	(28)
Reduction in allowance related to disposition	33	—	—	33
Allowance on securities that had an allowance recorded in a previous period	1,153	74	16	1,243
Allowance on securities where credit losses were not previously recorded	(4,771)	—	—	(4,771)
Balance at September 30, 2020	$(7,437)	$(7)	$(194)	$(7,638)

The change in allowance for the nine months ended September 30, 2020 was impacted by economic changes due to the COVID-19 pandemic on the bond market. During the third quarter, energy, retail and real estate sectors were impacted and caused the increase in the allowance.
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
The credit quality indicators for the amortized cost of bonds held-to-maturity are shown below (in thousands):

	September 30, 2020
	Amortized cost of bonds held-to-maturity by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. state and political subdivisions	$29,996	$64,232	$7,893	$—	$4,787	$106,908
Foreign governments	—	2,831	1,034	—	—	3,865
Corporate debt securities	1,951	276,131	3,074,717	3,859,811	103,269	7,315,879
Residential mortgage backed securities	61,850	—	—	—	84,323	146,173
Collateralized debt securities	—	—	118,921	5,120	26,972	151,013
Total	$93,797	$343,194	$3,202,565	$3,864,931	$219,351	$7,723,838

	December 31, 2019
	Amortized cost of bonds held-to-maturity by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. state and political subdivisions	$58,539	$76,542	$24,260	$500	$5,268	$165,109
Foreign governments	—	2,861	1,046	—	—	3,907
Corporate debt securities	2,729	407,070	3,637,144	4,031,931	20,224	8,099,098
Residential mortgage backed securities	87,003	—	51,771	—	98,742	237,516
Collateralized debt securities	—	—	109,233	16,398	—	125,631
Total	$148,271	$486,473	$3,823,454	$4,048,829	$124,234	$8,631,261
At September 30, 2020, a bond classified as held-to-maturity with an amortized cost of $38,000 was past due on making an interest payment for over 90 days and is in nonaccrual status.

Note 5 – Mortgage Loans
Generally, commercial mortgage loans are secured by first liens on income-producing real estate. American National attempts to maintain a diversified portfolio by considering both the location of the underlying collateral as well as the type of mortgage loan. The geographic categories come from the U.S. Census Bureau's "Census Regions and Divisions of the United States." The distribution based on carrying amount of mortgage loans by location is as follows (in thousands, except percentages):

	September 30, 2020		December 31, 2019
East North Central	$724,667	14.0%	$667,150	13.1%
East South Central	147,385	2.8	144,887	2.8
Mountain	1,245,404	24.1	1,200,434	23.6
Pacific	830,697	16.1	852,574	16.7
South Atlantic	626,014	12.1	621,875	12.2
West South Central	1,284,656	24.8	1,272,522	25.0
Other	317,651	6.1	337,575	6.6
Total	$5,176,474	100.0%	$5,097,017	100.0%
As of September 30, 2020 and December 31, 2019, loans in foreclosure and loans foreclosed are as follows (in thousands, except number of loans):

	September 30, 2020		December 31, 2019
Foreclosure and foreclosed	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
In foreclosure	4	$24,498	2	$13,345
Filed for bankruptcy*	1	9,230	—	—
Total in foreclosure	5	$33,728	2	$13,345

Foreclosed	1	$4,511	2	$16,008
*Borrower filed for bankruptcy after foreclosure proceedings had begun

The age analysis of past due loans is shown below (in thousands, except percentages):

	30-59 Days Past Due	60-89 Days Past Due	More Than 90 Days Past Due	Total	Current	Total
September 30, 2020						Amount	Percent
Apartment	$—	$—	$—	$—	$469,903	$469,903	8.9%
Hotel	—	45,386	—	45,386	858,893	904,279	17.1
Industrial	—	—	9,260	9,260	765,337	774,597	14.7
Office	39,392	—	9,230	48,622	1,511,988	1,560,610	29.5
Retail	—	—	5,000	5,000	801,198	806,198	15.2
Other	—	—	—	—	773,803	773,803	14.6
Total	$39,392	$45,386	$23,490	$108,268	$5,181,122	$5,289,390	100.0%
Allowance for credit losses						(112,916)
Total, net of allowance						$5,176,474
December 31, 2019
Apartment	$—	$—	$—	$—	$416,865	$416,865	8.2%
Hotel	—	—	—	—	901,044	901,044	17.6
Industrial	—	13,076	4,091	17,167	589,722	606,889	11.9
Office	22,870	—	—	22,870	1,587,591	1,610,461	31.5
Retail	—	—	4,122	4,122	843,466	847,588	16.5
Other	11,759	—	—	11,759	721,571	733,330	14.3
Total	$34,629	$13,076	$8,213	$55,918	$5,060,259	$5,116,177	100.0%
Allowance for loan losses						(19,160)
Total, net of allowance						$5,097,017

Note 5 – Mortgage Loans – (Continued)
As a result of the economic impact associated with COVID-19, as of September 30, 2020, 92 loans with a total balance of $1.6 billion primarily related to hotels, retail and parking operations were modified. The terms of the modifications of these loans include forbearance of principal and interest payments for a period of up to six months, extensions of maturity dates, and/or provision for interest only payments. Of these modified loans, one loan totaling $45 million is over 60 days past due. All other loans are current under their modified terms.

There were no unamortized purchase discounts as of September 30, 2020 and December 31, 2019. Total mortgage loans were net of unamortized origination fees of $27,001,000 and $29,294,000 at September 30, 2020 and December 31, 2019, respectively. No unearned income is included in these amounts.

Troubled Debt Restructurings

American National has granted concessions to certain mortgage loan borrowers. Concessions are generally one of, or a combination of, a delay in payment of principal or interest, a reduction of the contractual interest rate or an extension of the maturity date. Loans that have these concessions could be classified as troubled debt restructurings. The carrying value after the allowance, before and after modification in a troubled debt restructuring, may not change significantly, or may increase if the expected recovery is higher than the pre-modification recovery assessment. Loan modifications executed due to COVID-19 resulting in a total delay of more than six months were evaluated for troubled debt restructured status under current GAAP guidance.

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Nine months ended September 30,
	2020			2019
	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post Modification	Number of Loans	Recorded Investment Pre- Modification	Recorded Investment Post Modification
Office	7	$76,201	$76,201	1	$9,271	$9,271
Retail	6	79,911	79,911	2	41,354	41,354
Industrial	2	11,473	11,473	—	—	—
Hotel	34	811,007	811,007	—	—	—
Parking	13	168,740	168,740	—	—	—
Other	5	119,738	119,738	—	—	—
Total	67	$1,267,070	$1,267,070	3	$50,625	$50,625

American National considers the amount, timing and extent of concessions in determining credit loss allowances for loan losses recorded in connection with a troubled debt restructuring.

Allowance for Credit Losses

Mortgage loans on real estate are stated at unpaid principal balance, adjusted for any unamortized discount, deferred expenses and allowances. The allowance for current expected losses per ASC 326, at the effective date will be based upon the current expected credit loss model. Refer to Note 3, Recently Issued Accounting Pronouncements. The model considers past loss experience, current economic conditions, and reasonable and supportable forecasts of future conditions. Reversion for the allowance calculation is implicit in the models used to determine the allowance. The methodology uses a discounted cash flow approach based on expected cash flows.

The rollforward of the allowance for credit losses for mortgage loans is shown below (in thousands):

Commercial Mortgage Loans
Beginning balance at January 1, 2020	$(19,160)
Cumulative adjustment at January 1, 2020	(11,216)
Provision	(29,069)
Balance at March 31, 2020	(59,445)
Provision	(52,035)
Balance at June 30, 2020	(111,480)
Provision	(1,436)
Balance at September 30, 2020	$(112,916)

Note 5 – Mortgage Loans – (Continued)
The change in allowance for the nine months ended September 30, 2020 was driven by the economic disruption caused by COVID-19.

The asset and allowance balances for credit losses for mortgage loans by property-type are shown below (in thousands):

	September 30, 2020
	Asset Balance	Allowance
Apartment	$465,221	$(4,682)
Hotel	859,119	(45,160)
Industrial	771,951	(2,646)
Office	1,534,903	(25,707)
Retail	795,164	(11,034)
Parking	352,435	(11,129)
Other	397,681	(12,558)
Total	$5,176,474	$(112,916)

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

	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Apartment	$402	$136,436	$46,267	$180,656	$68,664	$37,478	$469,903
Hotel	—	59,402	204,094	219,597	148,078	273,834	905,005
Industrial	168,467	178,797	134,431	46,676	124,259	121,967	774,597
Office	6,564	58,345	195,201	345,425	312,693	642,382	1,560,610
Retail	49,111	41,145	104,694	80,577	161,720	368,951	806,198
Parking	28,684	13,787	30,523	8,700	169,715	122,757	374,166
Other	19,879	83,671	112,659	54,917	69,994	57,791	398,911
Total	$273,107	$571,583	$827,869	$936,548	$1,055,123	$1,625,160	$5,289,390
Allowance for loan losses							(112,916)
Total, net of allowance							$5,176,474
Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. It is the Company's policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. At September 30, 2020, commercial loans of $23,490,000 were past due over 90 days and are in nonaccrual status.
Off-Balance Sheet Credit Exposures

The Company has off-balance sheet credit exposures related to non-cancellable unfunded commitment amounts on commercial mortgage loans. We estimate the allowance for these exposures by applying the allowance rate we computed for each property type to the related outstanding commitment amounts. As of September 30, 2020, we have included a $13,429,000 liability in other liabilities on the condensed consolidated statements of financial position based on unfunded loan commitments of $660,924,000.

Note 6 – Real Estate and Other Investments

The carrying amount of investment real estate, net of accumulated depreciation, by property-type and geographic distribution are as follows (in thousands, except percentages):

	September 30, 2020		December 31, 2019
Industrial	$40,970	8.0%	$68,809	12.5%
Office	218,005	42.4	219,490	39.8
Retail	211,464	41.1	215,800	39.1
Other	43,637	8.5	47,120	8.6
Total	$514,076	100.0%	$551,219	100.0%

	September 30, 2020		December 31, 2019
East North Central	$32,455	6.3%	$32,539	5.9%
East South Central	33,123	6.4	34,248	6.2
Mountain	66,330	12.9	68,498	12.4
Pacific	39,000	7.6	40,462	7.3
South Atlantic	72,802	14.2	83,552	15.2
West South Central	253,200	49.3	278,833	50.6
Other	17,166	3.3	13,087	2.4
Total	$514,076	100.0%	$551,219	100.0%

American National regularly invests in real estate partnerships and joint ventures. American National frequently participates in the design of these joint venture or partnership entities with the sponsor, but in most cases, our involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third parties that may affect the fair value or risk of its variable interest in the VIEs in 2020 or 2019.

The assets and liabilities relating to the VIEs included in the condensed consolidated financial statements are as follows (in thousands):

	September 30, 2020	December 31, 2019
Investment real estate	$133,152	$134,534
Short-term investments	500	500
Cash and cash equivalents	5,634	11,155
Other receivables	3,704	3,673
Other assets	13,153	15,355
Total assets of consolidated VIEs	$156,143	$165,217
Notes payable	$154,788	$157,997
Other liabilities	6,526	9,731
Total liabilities of consolidated VIEs	$161,314	$167,728
The notes payable in the condensed consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $3,108,000 and $4,304,000 at September 30, 2020 and December 31, 2019, respectively.
The total long-term notes payable of the consolidated VIEs consists of the following (in thousands):

Interest rate	Maturity	September 30, 2020	December 31, 2019
LIBOR	2021	$10,819	$10,836
4% fixed	2022	79,363	81,709
4.18% fixed	2024	64,606	65,452
Total		$154,788	$157,997

Note 6 – Real Estate and Other Investments – (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$347,554	$347,554	$332,742	$332,742
Mortgage loans	721,899	721,899	657,528	657,528
Accrued investment income	5,154	5,154	2,198	2,198
As of September 30, 2020, one real estate investment with a carrying value of $3,364,000 met the criteria as held-for-sale.

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

Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Financial Position	September 30, 2020			December 31, 2019
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	456	$2,761,300	$213,782	473	$2,654,600	$256,005
Equity-indexed embedded derivative	Policyholders’ account balances	108,958	2,625,029	693,780	101,950	2,527,205	731,552

Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019
Equity-indexed options	Net investment income	$38,738	$6,278	$(2,200)	$95,888
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(44,792)	(11,462)	(17,702)	(105,873)

The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by the counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining collateral where appropriate, as a means of mitigating the financial loss from defaults. The Company holds collateral in cash and notes secured by U.S. government-backed assets. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts, less the fair value of collateral held. The Company maintains master netting agreements with its current active trading partners. As such, a right of offset has been applied to collateral that supports credit risk and has been recorded in the condensed consolidated statements of financial position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral.

Note 7 – Derivative Instruments – (Continued)

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		September 30, 2020
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$42,627	$24,033	$18,100	$42,133	$42,133	$—	$494
Credit Suisse	Baa2/BBB+	7,936	7,670	—	7,670	7,670	—	266
Goldman-Sachs	A3/BBB+	1,095	910	—	910	910	—	185
ING	Baa1/A-	20,858	10,770	10,300	21,070	20,858	212	—
Morgan Stanley	A3/BBB+	22,132	15,426	5,700	21,126	21,126	—	1,006
NATIXIS*	A1/A+	30,827	31,030	—	31,030	30,827	203	—
Truist	A3/A-	52,586	40,740	11,000	51,740	51,728	12	858
Wells Fargo	A2/A-	35,721	25,030	9,900	34,930	34,930	—	791
Total		$213,782	$155,609	$55,000	$210,609	$210,182	$427	$3,600

		December 31, 2019
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa3/BBB	$54,583	$27,343	$28,000	$55,343	$54,583	$760	$—
Credit Suisse	Baa2/BBB+	7,117	7,390	—	7,390	7,009	381	108
Goldman-Sachs	A3/BBB+	1,053	930	—	930	930	—	123
ING	Baa1/A-	30,330	14,940	16,000	30,940	30,330	610	—
Morgan Stanley	A3/BBB+	34,988	25,926	9,000	34,926	34,926	—	62
NATIXIS*	A1/A+	29,918	30,200	—	30,200	29,918	282	—
SunTrust	A3/A-	60,360	41,720	17,000	58,720	58,645	75	1,715
Wells Fargo	A2/A-	37,656	24,110	15,000	39,110	37,656	1,454	—
Total		$256,005	$172,559	$85,000	$257,559	$253,997	$3,562	$2,008
*Collateral is prohibited from being held in invested assets

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Bonds	$138,743	$154,322	$426,624	$452,786
Equity securities	7,905	7,985	23,671	25,292
Mortgage loans	61,561	64,753	181,334	191,110
Real estate	(121)	1,005	3,326	7,310
Equity-indexed options	38,738	6,278	(2,200)	95,888
Other invested assets	7,430	12,277	24,133	24,310
Total	$254,256	$246,620	$656,888	$796,696
Net realized investment gains (losses) are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Bonds	$6,117	$6,075	$15,547	$11,288
Mortgage loans	—	(2,097)	—	(2,186)
Real estate	11,265	27,388	9,951	24,502
Other invested assets	5	567	(24)	(1,661)
Total	$17,387	$31,933	$25,474	$31,943
Net realized investment gains (losses) by transaction type are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Sales	$11,417	$28,518	$7,799	$27,756
Calls and maturities	5,986	6,100	19,131	11,029
Paydowns	(7)	(81)	(61)	206
Impairments	—	(2,590)	(1,276)	(7,290)
Loss allowance	—	(12)	—	247
Others	(9)	(2)	(119)	(5)
Total	$17,387	$31,933	$25,474	$31,943
Other-than-temporary impairment losses are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Bonds	$—	$—	$—	$(6,968)

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity	$7,702,347	$8,248,611	$8,631,261	$8,968,690
Fixed maturity, bonds available-for-sale	7,236,188	7,236,188	6,725,085	6,725,085
Equity securities	1,840,855	1,840,855	1,700,960	1,700,960
Equity-indexed options	213,782	213,782	256,005	256,005
Mortgage loans on real estate, net of allowance	5,176,474	5,381,157	5,097,017	5,309,005
Policy loans	374,387	374,387	379,657	379,657
Short-term investments	800,793	800,793	425,321	425,321
Separate account assets ($1,062,762 and $1,049,938 included in fair value hierarchy)	1,092,574	1,092,574	1,073,891	1,073,891
Separately managed accounts	62,052	62,052	50,503	50,503
Total financial assets	$24,499,452	$25,250,399	$24,339,700	$24,889,117
Financial liabilities
Investment contracts	$10,167,018	$10,167,018	$10,254,959	$10,254,959
Embedded derivative liability for equity-indexed contracts	693,780	693,780	731,552	731,552
Notes payable	154,788	154,788	157,997	157,997
Federal Home Loan Bank advances	500,000	500,000	—	—
Separate account liabilities ($1,062,762 and $1,049,938 included in fair value hierarchy)	1,092,574	1,092,574	1,073,891	1,073,891
Total financial liabilities	$12,608,160	$12,608,160	$12,218,399	$12,218,399

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
Embedded Derivative—The amounts reported within policyholder contract deposits include equity linked interest crediting rates based on the S&P 500 index within indexed annuities and indexed life. The following unobservable inputs are used for measuring the fair value of the embedded derivatives associated with the policyholder contract liabilities:
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
•Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At September 30, 2020 and December 31, 2019, the one year implied volatility used to estimate embedded derivative value was 22.6% and 11.3%, respectively.
Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	September 30, 2020	December 31, 2019	Unobservable Input	September 30, 2020	December 31, 2019
Indexed Annuities	$677.0	$706.5	Lapse Rate	1-70%	1-70%
			Mortality Multiplier	90-100%	90-100%
			Equity Volatility	17-56%	11-46%
Indexed Life	16.7	18.4	Equity Volatility	17-56%	11-46%

Note 9 – Fair Value of Financial Instruments – (Continued)
Quantitative Disclosures
The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Assets and Liabilities Carried at Fair Value by Hierarchy Level as of September 30, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$32,559	$—	$32,559	$—
U.S. states and political subdivisions	1,098,759	—	1,098,759	—
Foreign governments	16,594	—	16,594	—
Corporate debt securities	6,032,196	—	5,913,834	118,362
Residential mortgage-backed securities	27,284	—	27,284	—
Collateralized debt securities	28,796	—	28,796	—
Total bonds available-for-sale	7,236,188	—	7,117,826	118,362
Equity securities
Common stock	1,822,813	1,822,656	—	157
Preferred stock	18,042	17,575	—	467
Total equity securities	1,840,855	1,840,231	—	624
Options	213,782	—	—	213,782
Short-term investments	800,793	—	800,793	—
Separate account assets	1,062,762	275,667	787,095	—
Separately managed accounts	62,052	—	—	62,052
Total financial assets	$11,216,432	$2,115,898	$8,705,714	$394,820
Financial liabilities
Embedded derivative for equity-indexed contracts	$693,780	$—	$—	$693,780
Separate account liabilities	1,062,762	275,667	787,095	—
Total financial liabilities	$1,756,542	$275,667	$787,095	$693,780

	Assets and Liabilities Carried at Fair Value by Hierarchy Level as of December 31, 2019
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$29,941	$—	$29,941	$—
U.S. states and political subdivisions	1,078,165	—	1,078,165	—
Foreign governments	6,287	—	6,287	—
Corporate debt securities	5,576,620	—	5,531,776	44,844
Residential mortgage-backed securities	23,943	—	23,943	—
Collateralized debt securities	10,129	—	10,129	—
Total bonds available-for-sale	6,725,085	—	6,680,241	44,844
Equity securities
Common stock	1,682,149	1,681,686	—	463
Preferred stock	18,811	18,811	—	—
Total equity securities	1,700,960	1,700,497	—	463
Options	256,005	—	—	256,005
Short-term investments	425,321	—	425,321	—
Separate account assets	1,049,938	271,575	778,363	—
Separately managed accounts	50,503	—	—	50,503
Total financial assets	$10,207,812	$1,972,072	$7,883,925	$351,815
Financial liabilities
Embedded derivative for equity-indexed contracts	$731,552	$—	$—	$731,552
Separate account liabilities	1,049,938	271,575	778,363	—
Total financial liabilities	$1,781,490	$271,575	$778,363	$731,552

Note 9 – Fair Value of Financial Instruments – (Continued)
For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended September 30, 2020				Nine months ended September 30, 2020
	Assets			Liability	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Beginning balance	$104,138	$191,486	$51,537	$675,970	$45,307	$256,005	$50,503	$731,552
Net gain (loss) for derivatives included in net investment income	—	38,738	—	—	—	(2,200)	—	—
Net change included in interest credited	—	—	—	44,792	—	—	—	17,702
Net fair value change included in other comprehensive income	6	—	3,663	—	4	—	(397)	—
Purchases, sales and settlements or maturities
Purchases	15,222	19,257	7,421	—	124,390	57,695	16,463	—
Sales	(380)	—	(569)	—	(50,715)	—	(4,517)	—
Settlements or maturities	—	(35,699)	—	—	—	(97,718)	—	—
Premiums less benefits	—	—	—	(26,982)	—	—	—	(55,474)
Ending balance at September 30, 2020	$118,986	$213,782	$62,052	$693,780	$118,986	$213,782	$62,052	$693,780

	Level 3
	Three months ended September 30, 2019				Nine months ended September 30, 2019
	Assets			Liability	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts(1)	Embedded Derivative	Investment Securities	Equity-Indexed Options	Separately Managed Accounts(1)	Embedded Derivative
Beginning balance	$4,346	$231,044	$30,655	$695,676	$4,346	$148,006	$16,532	$596,075
Net gain for derivatives included in net investment income	—	6,278	—	—	—	95,888	—	—
Net change included in interest credited	—	—	—	11,462	—	—	—	105,873
Net fair value change included in other comprehensive income	—	—	—	—	—	—	(2)	—
Purchases, sales and settlements or maturities
Purchases	463	17,029	9,438	—	463	55,797	23,563	—
Sales	(113)	(13,397)	—	—	(113)	(13,397)	—	—
Settlements or maturities	—	(16,770)	—	—	—	(62,110)	—	—
Premiums less benefits	—	—	—	(15,372)	—	—	—	(10,182)
Ending balance at September 30, 2019	$4,696	$224,184	$40,093	$691,766	$4,696	$224,184	$40,093	$691,766
(1) Subsequent to the issuance of the Company's interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019, the Company's management determined Separately Managed Accounts were omitted from this disclosure. The amounts included in the disclosure tables above now include disclosures for Separately Managed Accounts for all periods presented.

Within the net gain for derivatives included in net investment income were unrealized gains of $38,788,407 and $79,991,000, relating to assets still held at September 30, 2020 and 2019, respectively.

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
Federal Home Loan Bank advances—The Federal Home Loan Bank advances are carried at outstanding principal balance. The fair value of the advances are obtained from the Federal Home Loan Bank.

Note 9 – Fair Value of Financial Instruments – (Continued)
The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below (in thousands):

	September 30, 2020
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. states and political subdivisions	Level 2	$106,908	$111,183
Foreign governments	Level 2	3,865	4,294
Corporate debt securities	Level 2	7,297,369	7,831,992
Residential mortgage-backed securities	Level 2	146,138	150,293
Collateralized debt securities	Level 2	148,067	150,849
Total fixed maturity, bonds held-to-maturity		7,702,347	8,248,611
Mortgage loans on real estate, net of allowance	Level 3	5,176,474	5,381,157
Policy loans	Level 3	374,387	374,387
Total financial assets		$13,253,208	$14,004,155
Financial liabilities
Investment contracts	Level 3	$10,167,018	$10,167,018
Notes payable	Level 3	154,788	154,788
Federal Home Loan Bank advances	Level 3	500,000	500,000
Total financial liabilities		$10,821,806	$10,821,806

	December 31, 2019
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. states and political subdivisions	Level 2	$165,109	$170,114
Foreign governments	Level 2	3,907	4,349
Corporate debt securities	Level 2	8,099,098	8,424,969
Residential mortgage-backed securities	Level 2	237,516	242,828
Collateralized debt securities	Level 2	125,631	126,430
Total fixed maturity, bonds held-to-maturity		8,631,261	8,968,690
Mortgage loans on real estate, net of allowance	Level 3	5,097,017	5,309,005
Policy loans	Level 3	379,657	379,657
Total financial assets		$14,107,935	$14,657,352
Financial liabilities
Investment contracts	Level 3	$10,254,959	$10,254,959
Notes payable	Level 3	157,997	157,997
Total financial liabilities		$10,412,956	$10,412,956

Note 10 – Deferred Policy Acquisition Costs
Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Beginning balance at January 1, 2020	$852,900	$415,380	$32,578	$122,149	$1,423,007
Additions	100,210	37,217	12,117	255,497	405,041
Amortization	(65,338)	(65,364)	(11,535)	(248,042)	(390,279)
Effect of change in unrealized gains on bonds available-for-sale debt	(7,398)	(29,931)	—	—	(37,329)
Net change	27,474	(58,078)	582	7,455	(22,567)
Ending balance at September 30, 2020	$880,374	$357,302	$33,160	$129,604	$1,400,440
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
Information regarding the liability for unpaid claims is shown below (in thousands):

	Nine months ended September 30,
	2020	2019
Unpaid claims balance, beginning	$1,322,837	$1,305,225
Less: Reinsurance recoverables	246,447	254,466
Net beginning balance	1,076,390	1,050,759
Incurred related to
Current	904,890	917,048
Prior years	(53,090)	(47,048)
Total incurred claims	851,800	870,000
Paid claims related to
Current	495,325	482,729
Prior years	334,054	370,807
Total paid claims	829,379	853,536
Net balance	1,098,811	1,067,223
Plus: Reinsurance recoverables	286,188	247,174
Unpaid claims balance, ending	$1,384,999	$1,314,397
The net and gross reserve calculations have shown favorable development in 2020 as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $53,090,000 during the first nine months of 2020 and decreased by $47,048,000 during the same period in 2019. The favorable development in 2020 was a reflection of lower-than-anticipated settlement of losses in the private passenger automobile, agribusiness, and workers compensation lines of business. The favorable development for the first nine months in 2019 reflects lower-than-anticipated settlement of losses in the workers compensation and agribusiness lines of business.
For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at September 30, 2020 and December 31, 2019 was $20,419,000 and $21,379,000, respectively.

Note 12 – Federal Income Taxes
A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2020		2019		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense before tax on equity in earnings of unconsolidated affiliates	$41,589	19.3%	$17,717	13.7%	$36,903	18.9%	$99,323	17.3%
Tax on equity in earnings of unconsolidated affiliates	3,576	1.7	9,465	7.3	4,014	2.1	21,488	3.7
Total expected income tax expense at the statutory rate	45,165	21.0	27,182	21.0	40,917	21.0	120,811	21.0
Tax-exempt investment income	(1,062)	(0.5)	(1,027)	(0.8)	(3,149)	(1.6)	(2,945)	(0.5)
Dividend exclusion	10	—	(817)	(0.6)	(2,295)	(1.2)	(2,598)	(0.4)
Miscellaneous tax credits, net	(2,127)	(1.0)	(1,521)	(1.2)	(6,056)	(3.1)	(6,512)	(1.1)
Low income housing tax credit expense	997	0.5	1,324	1.0	3,753	1.9	4,265	0.7
Noncontrolling interest	(104)	—	(2,284)	(1.8)	(104)	(0.1)	(2,284)	(0.4)
Change in valuation allowance	11	—	70	0.1	134	0.1	235	—
Other items, net	1,022	0.4	(452)	(0.3)	1,241	0.7	828	0.1
Provision for federal income taxes	$43,912	20.4%	$22,475	17.4%	$34,441	17.7%	$111,800	19.4%

As of September 30, 2020, American National had no material net operating loss or tax credit carryforwards.

American National’s federal income tax returns for tax years 2016 to 2018 are subject to examination by the Internal Revenue Service. Tax returns for 2013 to 2015 are subject to examination with certain limitations. In April 2019, American National received notice from the Internal Revenue Service of its intent to audit tax years 2013 to 2016. In September 2020, American National reached a settlement with the Internal Revenue Service and the audit of tax years 2013, 2014, 2015 and 2016 is now closed. The settlement had no impact on our condensed consolidated statements of financial position or condensed consolidated statements of operations. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.

As of September 30, 2020, American National had no provision for uncertain tax positions and no provision for penalties or interest were established. In addition, management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would impact American National’s effective tax rate.
Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2020	$157,851	$(55,232)	$(3,101)	$99,518
Amounts reclassified from AOCI (net of tax benefit $1,179 and expense $1,450)	(4,434)	5,456	—	1,022
Unrealized holding gains arising during the period (net of tax expense $34,600)	130,160	—	—	130,160
Unrealized adjustment to DAC (net of tax benefit $7,839)	(29,490)	—	—	(29,490)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $1,672)	(6,290)	—	—	(6,290)
Foreign currency adjustment (net of tax benefit $57)	—	—	(214)	(214)
Ending balance at September 30, 2020	$247,797	$(49,776)	$(3,315)	$194,706
Beginning balance at January 1, 2019	$(42,469)	$(54,236)	$(3,033)	$(99,738)
Amounts reclassified from AOCI (net of tax expense $401 and $1,160)	1,510	4,365	—	5,875
Unrealized holding gains arising during the period (net of tax expense $68,285)	256,880	—	—	256,880
Unrealized adjustment to DAC (net of tax benefit $17,343)	(65,244)	—	—	(65,244)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $3,148)	(11,841)	—	—	(11,841)
Foreign currency adjustment (net of tax expense $79)	—	—	297	297
Cumulative effect of changes in accounting	16,164	(16,491)	(458)	(785)
Ending balance at September 30, 2019	$155,000	$(66,362)	$(3,194)	$85,444

Note 14 – Stockholders’ Equity and Noncontrolling Interests

The holding company reorganization effective July 1, 2020, provided for the automatic conversion of ANICO common stock, par value of $1.00 per share, issued and outstanding immediately prior to the effective time of the reorganization, into one duly issued, fully paid and non-assessable share of the common stock, par value $0.01 per share, of ANAT. ANAT has one class of common stock with 50,000,000 authorized shares. Upon the effective date of the holding company reorganization, ANAT retired 3,945,249 shares of common stock that were held in treasury at ANICO prior to the reorganization. The number of shares outstanding at the dates indicated are shown below:

	September 30, 2020	December 31, 2019
Common stock
Shares issued	26,887,200	30,832,449
Treasury shares	—	(3,945,249)
Outstanding shares	26,887,200	26,887,200
Restricted shares	(10,000)	(10,000)
Unrestricted outstanding shares	26,877,200	26,877,200
Stock-based Compensation
American National has made grants of Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, and Restricted Stock Units (“RSU”), pursuant to a stock-based compensation plan. The term for granting additional awards under such plan expired in 2019. Pursuant to the plan, grants were made to certain officers meeting established performance objectives, and grants were made to directors as compensation and to align their interests with those of other shareholders. In addition, American National has made grants to directors and advisory directors of RSUs that are cash-settled only, with no provision for conversion to stock. 8,250 of such cash-settled RSUs were granted during the third quarter of 2020 and are currently outstanding as shown in the table below.
SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2019	66	$110.83	10,000	$80.05	8,250	$113.19
Granted	—	—	—	—	8,250	75.35
Exercised	—	—	—	—	(8,250)	113.19
Forfeited	—	—	—	—	—	—
Expired	(66)	110.83	—	—	—	—
Outstanding at September 30, 2020	—	$—	10,000	$80.05	8,250	$75.35

	SAR	RS Shares	RSUs
Weighted-average contractual remaining life (in years)	0	2.42	0.58
Exercisable shares	—	N/A	N/A
Weighted-average exercise price	$—	$—	$75.35
Weighted-average exercise price exercisable shares	—	N/A	N/A
Compensation expense (credit)
Three months ended September 30, 2020	$—	$20,000	$360,000
Three months ended September 30, 2019	1,000	20,000	154,000
Nine months ended September 30, 2020	$(1,000)	$60,000	$176,000
Nine months ended September 30, 2019	(14,000)	60,000	1,094,000
Fair value of liability award
September 30, 2020	$—	N/A	$557,000
December 31, 2019	1,000	N/A	971,000
The SARs give the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting. All remaining SARs expired on May 1, 2020.
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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)
RSU awards to our directors and advisory directors are settled in cash based upon the market price of our common stock generally after one-year or earlier upon death, disability or retirement from service after age 65. RSUs were not granted in May as a result of the uncertainty surrounding the COVID-19 pandemic; however, in August, the Board approved the grant of 8,250 RSUs which will vest on May 1, 2021 and will be settled in cash.
Earnings per Share
Basic earnings per share were calculated using a weighted average number of shares outstanding. Diluted earnings per share include RS and RSU award shares issued in 2019. RSUs issued in 2020 may only be settled in cash.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Weighted average shares outstanding	26,877,200	26,881,700	26,879,178	26,883,025
Incremental shares from RS awards and RSUs	7,558	6,472	8,696	6,313
Total shares for diluted calculations	26,884,758	26,888,172	26,887,874	26,889,338
Net income attributable to American National (in thousands)	$171,052	$92,184	$161,153	$449,241
Basic earnings per share	$6.36	$3.43	$6.00	$16.71
Diluted earnings per share	$6.36	$3.43	$5.99	$16.71

Statutory Capital and Surplus
Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National's insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At September 30, 2020 and December 31, 2019, American National Insurance Company’s statutory capital and surplus was $3,488,293,000 and $3,477,727,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at September 30, 2020 and December 31, 2019, above 200% of the authorized control level.
American National's insurance subsidiaries prepare statutory-basis financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of the state of domicile, which include certain components of the National Association of Insurance Commissioners’ Codification of Statutory Accounting Principles (“NAIC Codification”). NAIC Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting practices continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the statutory capital and surplus of American National Insurance Company and its insurance subsidiaries.
Statutory accounting differs from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, and valuing securities on a different basis. In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus.
One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary by $73,084,000 and $70,339,000 at September 30, 2020 and December 31, 2019, respectively. The statutory capital and surplus of both American National Insurance Company and the Missouri domiciled insurance subsidiary would have remained above the Company action level RBC had it not used the permitted practice.

The statutory capital and surplus and net income of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	September 30, 2020	December 31, 2019
Statutory capital and surplus
Life insurance entities	$2,120,222	$2,159,770
Property and casualty insurance entities	1,379,711	1,329,782

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Statutory net income (loss)
Life insurance entities	$(11,638)	$26,498	$13,036	$32,196
Property and casualty insurance entities	33,816	15,626	69,094	66,090

Dividends
Dividends are paid on a quarterly basis. We paid a quarterly dividend of $0.82 per share for each quarter during the nine months ended September 30, 2020 and September 30, 2019, respectively. We expect to continue to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions.
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
Noncontrolling Interests
American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. American National Insurance Company has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the condensed consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6,750,000 at September 30, 2020 and December 31, 2019.
American National Group, Inc. and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s condensed consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as a noncontrolling deficit of $443,000 and $736,000 at September 30, 2020 and December 31, 2019, respectively.

Note 15 – Segment Information

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

The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies and Practices, of American National’s 2019 annual report on Form 10-K. All revenues and expenses specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
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

Note 15 – Segment Information – (Continued)
The results of operations measured as the income (loss) before federal income tax and other items by operating segments are summarized below (in thousands):

	Three months ended September 30, 2020
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$101,182	$27,960	$40,934	$391,388	$—	$561,464
Other policy revenues	75,317	4,027	—	—	—	79,344
Net investment income	69,235	163,125	2,033	16,049	3,814	254,256
Net realized investment gains	—	—	—	—	17,387	17,387
Change in investment credit loss	—	—	—	—	(4,175)	(4,175)
Net gains on equity securities	—	—	—	—	152,147	152,147
Other income	358	733	4,971	3,079	542	9,683
Total premiums and other revenues	246,092	195,845	47,938	410,516	169,715	1,070,106
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	153,957	46,424	—	—	—	200,381
Claims incurred	—	—	27,933	258,412	—	286,345
Interest credited to policyholders’ account balances	24,522	104,424	—	—	—	128,946
Commissions for acquiring and servicing policies	41,974	16,119	7,608	72,664	—	138,365
Other operating expenses	45,080	12,115	10,013	48,576	10,629	126,413
Change in deferred policy acquisition costs	(15,499)	8,555	(542)	(901)	—	(8,387)
Total benefits, losses and expenses	250,034	187,637	45,012	378,751	10,629	872,063
Income (loss) before federal income tax and other items	$(3,942)	$8,208	$2,926	$31,765	$159,086	$198,043

	Three months ended September 30, 2019
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$93,079	$41,305	$40,676	$382,784	$—	$557,844
Other policy revenues	72,446	4,338	—	—	—	76,784
Net investment income	61,961	141,684	2,381	16,357	24,237	246,620
Net realized investment gains	—	—	—	—	31,933	31,933
Net gains on equity securities	—	—	—	—	8,589	8,589
Other income	441	653	5,021	3,137	1,478	10,730
Total premiums and other revenues	227,927	187,980	48,078	402,278	66,237	932,500
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	113,652	59,699	—	—	—	173,351
Claims incurred	—	—	28,567	280,695	—	309,262
Interest credited to policyholders’ account balances	22,045	84,737	—	—	—	106,782
Commissions for acquiring and servicing policies	42,023	13,368	7,405	65,893	—	128,689
Other operating expenses	46,873	12,264	9,504	50,111	9,750	128,502
Change in deferred policy acquisition costs	(5,080)	7,006	258	(636)	—	1,548
Total benefits, losses and expenses	219,513	177,074	45,734	396,063	9,750	848,134
Income before federal income tax and other items	$8,414	$10,906	$2,344	$6,215	$56,487	$84,366

Note 15 – Segment Information – (Continued)

	Nine months ended September 30, 2020
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$282,368	$69,413	$126,965	$1,152,749	$—	$1,631,495
Other policy revenues	227,083	11,653	—	—	—	238,736
Net investment income	188,455	394,508	6,480	48,171	19,274	656,888
Net realized investment gains	—	—	—	—	25,474	25,474
Change in investment credit loss	—	—	—	—	(101,163)	(101,163)
Net gains on equity securities	—	—	—	—	118,397	118,397
Other income	1,534	2,166	15,001	9,656	2,795	31,152
Total premiums and other revenues	699,440	477,740	148,446	1,210,576	64,777	2,600,979
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	389,364	126,209	—	—	—	515,573
Claims incurred	—	—	89,544	768,682	—	858,226
Interest credited to policyholders’ account balances	47,820	223,586	—	—	—	271,406
Commissions for acquiring and servicing policies	122,728	38,024	22,792	225,746	—	409,290
Other operating expenses	137,065	35,737	30,118	151,660	30,936	385,516
Change in deferred policy acquisition costs	(34,872)	28,147	(582)	(7,455)	—	(14,762)
Total benefits, losses and expenses	662,105	451,703	141,872	1,138,633	30,936	2,425,249
Income before federal income tax and other items	$37,335	$26,037	$6,574	$71,943	$33,841	$175,730

	Nine months ended September 30, 2019
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$265,634	$137,434	$121,581	$1,125,704	$—	$1,650,353
Other policy revenues	213,300	12,878	—	—	—	226,178
Net investment income	194,633	487,750	7,177	48,085	59,051	796,696
Net realized investment gains	—	—	—	—	24,975	24,975
Net gains on equity securities	—	—	—	—	282,026	282,026
Other income	1,586	1,916	15,940	8,689	4,511	32,642
Total premiums and other revenues	675,153	639,978	144,698	1,182,478	370,563	3,012,870
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	327,579	191,248	—	—	—	518,827
Claims incurred	—	—	81,042	790,447	—	871,489
Interest credited to policyholders’ account balances	57,561	314,142	—	—	—	371,703
Commissions for acquiring and servicing policies	120,646	63,373	22,975	201,635	—	408,629
Other operating expenses	142,520	38,087	31,203	151,677	28,158	391,645
Change in deferred policy acquisition costs	(19,120)	(383)	919	(3,807)	—	(22,391)
Total benefits, losses and expenses	629,186	606,467	136,139	1,139,952	28,158	2,539,902
Income before federal income tax and other items	$45,967	$33,511	$8,559	$42,526	$342,405	$472,968

Note 16 – Commitments and Contingencies
Commitments

American National and its subsidiaries lease insurance sales office space, technological equipment, and automobiles. The remaining long-term lease commitments at September 30, 2020 were approximately $10,876,000.

American National had aggregate commitments at September 30, 2020 to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $1,362,900,000 of which $328,144,000 is expected to be funded in 2020 with the remainder funded in 2021 and beyond.

American National had a $100,000,000 short-term variable rate borrowing facility containing a $55,000,000 sub-feature for the issuance of letters of credit. Borrowings under the facility were at the discretion of the lender and would be used only for funding working capital requirements. The combination of borrowings and outstanding letters of credit cannot exceed $100,000,000 at any time. As of September 30, 2020 and December 31, 2019, the outstanding letters of credit were $3,484,000, and there were no borrowings on this facility. This facility expired on October 31, 2020.

Federal Home Loan Bank (FHLB) Agreements

In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas (“FHLB”) to augment its liquidity resources. The Company initially purchased $7.0 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s condensed consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of September 30, 2020, certain municipal bonds and collateralized mortgage obligations (CMO’s) with a fair value of approximately $84.1 million and commercial mortgage loans of approximately $1.4 billion were on deposit with the FHLB as collateral for borrowing. As of September 30, 2020, the collateral provided borrowing capacity for the $500 million in outstanding advances as well as approximately $564 million in additional borrowing capacity. The deposited securities and commercial mortgage loans are included in the Company’s condensed consolidated statements of financial position within fixed maturity securities and mortgage loans on real estate, net of allowance, respectively.

FHLB outstanding advances as of September 30, 2020 are shown below (in thousands, except percentages):

	Principal Amount	Interest Rate	Maturity Date
At September 30, 2020
FHLB advance, fixed rate*	$250,000	0.25%	10/13/2020
FHLB advance, fixed rate	250,000	0.38%	4/28/2021
* This advance was repaid in full on its maturity date of October 13, 2020. For more information on the details of this loan repayment, refer to Note 18, Subsequent Events.
Guarantees

American National has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by American National. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, American National would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of September 30, 2020, was approximately $121,379,000, while the total cash value of the related life insurance policies was approximately $142,019,000.

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

Note 16 – Commitments and Contingencies – (Continued)
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

Note 17 – Related Party Transactions
American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the condensed consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions
	Financial Statement Line Impacted	Three months ended September 30,		Nine months ended September 30,		Amount due to (from) American National
Related Party		2020	2019	2020	2019	September 30, 2020	December 31, 2019
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$—	$—	$—	$576	$—	$—
Gal-Tex Hotel Corporation	Net investment income	—	—	—	9	—	—
Greer, Herz & Adams, LLP	Other operating expenses	3,033	3,129	10,127	9,025	(558)	(519)
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

Note 18 – Subsequent Events
On April 13, 2020, the Company borrowed from the Federal Home Loan Bank of Dallas' COVID-19 Relief Advance Program. The net amount of the advance was approximately $240 million after a required capital stock purchase of approximately $10 million. The loan has an interest rate of 0.25% with a final maturity date of October 13, 2020. The Company paid this advance in full on its maturity date of October 13, 2020. The capital stock purchased for the advance was not sold and is now considered excess stock left at the Federal Home Loan Bank of Dallas, and it will be available to use for potential future advances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following pages provide management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and nine months ended September 30, 2020 and 2019 of American National Group, Inc. and its subsidiaries (referred to in this document as “we,” “our,” “us,” or the “Company”). This information should be read in conjunction with our condensed consolidated financial statements included in Item 1, Financial Statements, of this Form 10-Q.
Caution Regarding Forward-Looking Statements
Certain statements made in this report, including but not limited to the accompanying condensed consolidated financial statements, and the notes thereto appearing in Item 1 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Item 2 ("MD&A"), and the exhibits and financial statement schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning, and include, without limitation, statements regarding the outlook of our business and expected financial performance, and statements relating to the COVID-19 pandemic and its effects on the Company. These forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond our control and have been made based upon our assumptions, expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, or that the effect of future developments on us will be as anticipated, particularly given the uncertainty relating to the COVID-19 pandemic. We do not make public specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation risks, uncertainties and other factors discussed in Item 1A of our 2019 Form 10-K filed with the SEC on February 28, 2020, as supplemented by the Risk Factors discussion in Part II, Item 1A of our Form 10-Q for the period ending June 30, 2020, filed with the SEC on August 5, 2020, and elsewhere in this report, such as:
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
•Other Risk Factors
•major public health issues, such as the novel coronavirus COVID-19;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

COVID-19 Response
On March 11, 2020, the World Health Organization formally declared the outbreak of the novel coronavirus COVID-19 to be a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, alternative arrangements and shutdowns for business and schools, reduction in business activity, widespread unemployment, and overall economic and financial market instability. Through the third quarter of 2020, American National is for the most part conducting its normal business operations. However, because of the impact of COVID-19 we have approximately 80% of our back-office employees working remotely.
Below is a summary of significant actions we have taken through the date of this report to manage the risks of disruption to business operation from COVID-19:
•We have taken steps to protect employees with the goals of maintaining their health and sustaining an adequate workforce, including directing as many employees as possible to work from home and offering flexibility for employees negotiating scheduling conflicts due to the impacts of COVID-19, such as caring for family, alternative arrangements and shutdowns for business and schools, self-isolation or personal illness, including granting additional paid time off to address these hardships.
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
•We have provided our managers resources on leading virtually, virtual meeting tips and transitioning back to the office.
•We deferred salary merit and promotional increases in May 2020. Promotions were effective without compensation adjustments. During the third quarter, the board of directors approved the salary actions that had previously been deferred. Salary merit and promotional increases were paid to employees effective September 15, 2020. The pay was not retroactive.
•We have suspended our summer Internship Program for 2020 and plan to resume these efforts in 2021.
•We are developing return-to-office programs as we transition through the different reopening situations at our locations. At the end of the third quarter of 2020, many of the locations in which we operate had begun to ease restrictions that were in place earlier in the period. However, viral infections in the general population have begun to increase again resulting in resumption of restrictions in certain areas in which we operate. As a result, we have temporarily paused further return-to-office plans at our locations until January 2021.
•We have provided alternatives to employees who are working remotely who wish to receive a free flu shot.

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
•Placed signs regarding social distancing guidelines, wearing of face masks, and washing hands around high traffic areas.
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

No assurance can be given that these actions will be successful, nor can we predict the level of disruption that will occur should the COVID-19 pandemic and its related macroeconomic risks continue for an extended period of time. Given this uncertainty, we are unable to quantify with reasonable confidence the expected impact of the COVID-19 pandemic on our future operations, financial condition, liquidity and results of operations. The wide-ranging social, economic and financial consequences of the COVID-19 pandemic and the possible effects of ongoing and future governmental action in response to COVID-19 compound this uncertainty. American National may see an increased level of claims, a reduction in sales, and an increased level of asset impairments during 2020 related to COVID-19. Additional information regarding risks and uncertainties related to the COVID-19 pandemic are set forth in Part II, Item 1A of our Form 10-Q for the period ending June 30, 2020, filed with the SEC on August 5, 2020.
COVID-19 Update
Our investment results during the first nine months of the year were impacted by the disruption caused by COVID-19. Net investment income was lower primarily on bonds, mortgage loans and equity indexed options. Significant volatility in financial markets resulted in increased credit allowances established for mortgage loans and to a lesser extent certain bonds negatively impacted income. Economic disruption as a result of COVID-19 has also resulted in requests for loan modifications from certain mortgage loans borrowers related to loans with a total carrying amount of $1.6 billion. These loan modifications related primarily to hotels, retail businesses and parking operations. The terms of the modifications of these loans include forbearance of principal and interest payments for a period of up to six months, extensions of maturity dates, and/or provision for interest only payments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Sales growth in our operating segments was negatively impacted by stay-at-home orders and the increased economic uncertainty caused by COVID-19. Additionally, we reduced premiums for some of our property and casualty policies by providing credit or exposure adjustments to personal automobile insurance, workers compensation or other commercial policies, in some cases pursuant to regulatory requirements.
Life claims experience through September 2020 has increased compared to the same period 2019. We are analyzing the increase to determine if it is directly or indirectly related to COVID-19.
Loss and loss adjustment expenses in our operating segments included modestly lower loss estimates in certain product lines, primarily personal and commercial automobile due to a decrease in claim frequency as policyholders drove fewer miles due to shelter-in-place orders. In addition, to date we have received 316 business interruption claims related to COVID-19 and have closed 315 of those claims without payment and have one open claim. Our policies generally exclude coverage for damage resulting from a virus or bacteria. However, it is possible that courts, state insurance regulators, or both could require us to extend coverage beyond our policy language and underwriting intent.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

General Trends
During the third quarter of 2020, American National had no material changes to the general trends discussed in the MD&A included in our 2019 Annual Report on Form 10-K filed with the SEC on February 28, 2020. However, please see the "COVID-19 Response" discussion above for general information about the pandemic's impact on us.
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
On January 1, 2020, we adopted ASC 326 accounting guidance related to the allowance for credit losses. Refer to Note 3, Recently Issued Accounting Pronouncements. The new standard significantly changes how entities measure credit losses for most financial assets and reinsurance recoverables that are not measured at fair value through net income. The guidance replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. Refer to Note 4, Investment in Securities, and Note 5, Mortgage Loans, of the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1 for further discussion of the accounting policies and methodologies for establishing the allowance for credit losses.
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
Since our estimate for the allowance for credit losses relies on management judgment and is sensitive to factors outside of our control, as noted above, there are inherent uncertainties within the estimates. As a result, the changes in the allowance for credit losses could materially impact our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Condensed Consolidated Results of Operations
The following sets forth the condensed consolidated results of operations (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Premiums	$561,464	$557,844	$3,620	$1,631,495	$1,650,353	$(18,858)
Other policy revenues	79,344	76,784	2,560	238,736	226,178	12,558
Net investment income	254,256	246,620	7,636	656,888	796,696	(139,808)
Net realized investments gains	17,387	31,933	(14,546)	25,474	24,975	499
Change in investment credit loss	(4,175)	—	(4,175)	(101,163)	—	(101,163)
Net gains on equity securities	152,147	8,589	143,558	118,397	282,026	(163,629)
Other income	9,683	10,730	(1,047)	31,152	32,642	(1,490)
Total premiums and other revenues	1,070,106	932,500	137,606	2,600,979	3,012,870	(411,891)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	200,381	173,351	27,030	515,573	518,827	(3,254)
Claims incurred	286,345	309,262	(22,917)	858,226	871,489	(13,263)
Interest credited to policyholders’ account balances	128,946	106,782	22,164	271,406	371,703	(100,297)
Commissions for acquiring and servicing policies	138,365	128,689	9,676	409,290	408,629	661
Other operating expenses	126,413	128,502	(2,089)	385,516	391,645	(6,129)
Change in deferred policy acquisition costs(1)	(8,387)	1,548	(9,935)	(14,762)	(22,391)	7,629
Total benefits, losses and expenses	872,063	848,134	23,929	2,425,249	2,539,902	(114,653)
Income before federal income taxes and other items	$198,043	$84,366	$113,677	$175,730	$472,968	$(297,238)
 (1) A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended September 30, 2020 to 2019
Earnings increased primarily due to the following:
•Increase in net gains on equity securities resulting from favorable market conditions
The increase in earnings was partially offset due to the following:
•Increase in claim experience in our Life segment

Comparison of the nine months ended September 30, 2020 to 2019
Earnings decreased primarily due to the following:
•A decrease in net gains on equity securities resulting from unfavorable market conditions
•An increase in the allowance for credit losses due to the economic disruptions caused by the COVID-19 pandemic

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life
Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Premiums	$101,182	$93,079	$8,103	$282,368	$265,634	$16,734
Other policy revenues	75,317	72,446	2,871	227,083	213,300	13,783
Net investment income	69,235	61,961	7,274	188,455	194,633	(6,178)
Other income	358	441	(83)	1,534	1,586	(52)
Total premiums and other revenues	246,092	227,927	18,165	699,440	675,153	24,287
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	153,957	113,652	40,305	389,364	327,579	61,785
Interest credited to policyholders’ account balances	24,522	22,045	2,477	47,820	57,561	(9,741)
Commissions for acquiring and servicing policies	41,974	42,023	(49)	122,728	120,646	2,082
Other operating expenses	45,080	46,873	(1,793)	137,065	142,520	(5,455)
Change in deferred policy acquisition costs(1)	(15,499)	(5,080)	(10,419)	(34,872)	(19,120)	(15,752)
Total benefits, losses and expenses	250,034	219,513	30,521	662,105	629,186	32,919
Income (loss) before federal income taxes and other items	$(3,942)	$8,414	$(12,356)	$37,335	$45,967	$(8,632)
(1) A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended September 30, 2020 to 2019
Earnings for our Life segment decreased primarily due to the following:
•An overall increase in mortality
•Annual assumption review resulting in unlocking due to a decrease in long term interest rate assumptions
The decrease in earnings was partially offset by the following:
•Increase in other policy revenues resulting from the persistency and aging of our interest sensitive block of business

Comparison of the nine months ended September 30, 2020 to 2019
Earnings for our Life segment decreased primarily due to the following:
•An overall increase in mortality
•Annual assumption review resulting in unlocking due to a decrease in long term interest rate assumptions
The decrease in earnings was partially offset by the following:
•Decrease in policyholder benefits related to our participating polices resulting from a 2019 increase that was higher than normal
•Increase in other policy revenues resulting from the persistency and aging of our interest sensitive block of business

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life insurance sales
The following table presents life insurance sales as measured by annualized premium, a statistical measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Traditional life	$16,073	$13,711	$2,362	$46,056	$42,409	$3,647
Universal life	7,859	7,062	797	20,613	20,759	(146)
Indexed UL	8,328	9,980	(1,652)	21,972	26,981	(5,009)
Total recurring	32,260	30,753	1,507	88,641	90,149	(1,508)
Single and excess (1)	387	420	(33)	852	1,334	(482)
Credit life (1)	2,015	2,691	(676)	6,063	8,159	(2,096)
Total annualized premium	$34,662	$33,864	$798	$95,556	$99,642	$(4,086)
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

Total Life sales increased during the three months ended September 30, 2020 compared to 2019 primarily due to higher traditional life sales. Total Life sales decreased during the nine months ended September 30, 2020 compared to 2019 primarily due to lower Indexed Universal Life and Credit Life sales which we believe was due to the economic uncertainty from COVID-19.
Policy in-force information
The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	September 30, 2020	December 31, 2019	Change
Life insurance in-force
Traditional life	$89,919,097	$84,129,193	$5,789,904
Interest-sensitive life	35,616,434	33,975,092	1,641,342
Total life insurance in-force	$125,535,531	$118,104,285	$7,431,246
The following table summarizes changes in the Life segment’s number of policies in-force:

	September 30, 2020	December 31, 2019	Change
Number of policies in-force
Traditional life	1,846,338	1,911,305	(64,967)
Interest-sensitive life	265,982	256,146	9,836
Total number of policies in-force	2,112,320	2,167,451	(55,131)
Life insurance in-force increased during the nine months ended September 30, 2020 compared to December 31, 2019 despite a reduction of policies in-force due to an increase in sales of higher face amount policies.
Change in Deferred Policy Acquisition Costs
The change in DAC represents acquisition costs capitalized less the amortization of existing DAC.

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Acquisition cost capitalized	$(34,498)	$(34,393)	$(105)	$(100,210)	$(98,812)	$(1,398)
Amortization of DAC	18,999	29,313	(10,314)	65,338	79,692	(14,354)
Change in DAC	$(15,499)	$(5,080)	$(10,419)	$(34,872)	$(19,120)	$(15,752)
The reduction in DAC amortization for the three and nine months ended September 30, 2020 relates to the annual assumption review and unlocking and lower gross profits.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Annuity
Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Premiums	$27,960	$41,305	$(13,345)	$69,413	$137,434	$(68,021)
Other policy revenues	4,027	4,338	(311)	11,653	12,878	(1,225)
Net investment income	163,125	141,684	21,441	394,508	487,750	(93,242)
Other income	733	653	80	2,166	1,916	250
Total premiums and other revenues	195,845	187,980	7,865	477,740	639,978	(162,238)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	46,424	59,699	(13,275)	126,209	191,248	(65,039)
Interest credited to policyholders’ account balances	104,424	84,737	19,687	223,586	314,142	(90,556)
Commissions for acquiring and servicing policies	16,119	13,368	2,751	38,024	63,373	(25,349)
Other operating expenses	12,115	12,264	(149)	35,737	38,087	(2,350)
Change in deferred policy acquisition costs(1)	8,555	7,006	1,549	28,147	(383)	28,530
Total benefits, losses and expenses	187,637	177,074	10,563	451,703	606,467	(154,764)
Income before federal income taxes and other items	$8,208	$10,906	$(2,698)	$26,037	$33,511	$(7,474)
(1) A positive amount of net change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Comparison of the three months ended September 30, 2020 to 2019
Earnings for our Annuity segment decreased primarily due to the following:
•Annual assumption review resulting in unlocking on our fixed deferred annuity block due to decrease in long-term interest rate assumptions
•Higher interest credited on indexed annuities
The decrease in earnings was partially offset by the following:
•An increase in net investment income due to higher option gains resulting from favorable market conditions

Comparison of the nine months ended September 30, 2020 to 2019
Earnings for our Annuity segment decreased primarily due to the following:
•An increase in reserves for indexed annuity products due to mark-to-market based adjustments attributable to lower interest rates and unfavorable equity market conditions
•Annual assumption review resulting in unlocking on our fixed deferred annuity block due to decrease in long-term interest rate assumptions
•Increased spread compression on fixed annuities due to declining portfolio yield

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Fixed deferred annuity	$126,820	$77,342	$49,478	$318,629	$909,859	$(591,230)
Single premium immediate annuity	36,217	50,815	(14,598)	92,327	184,823	(92,496)
Equity-indexed deferred annuity	95,105	74,876	20,229	230,485	281,720	(51,235)
Variable deferred annuity	16,816	18,400	(1,584)	46,673	50,511	(3,838)
Total premium and deposits	274,958	221,433	53,525	688,114	1,426,913	(738,799)
Less: Policy deposits	246,998	180,128	66,870	618,701	1,289,479	(670,778)
Total earned premiums	$27,960	$41,305	$(13,345)	$69,413	$137,434	$(68,021)
Annuity premium and deposits decreased primarily for fixed deferred products during the nine months ended September 30, 2020 compared to 2019. The low interest rate environment and choices we made on setting crediting rates, coupled with the economic impact attributable to COVID-19 and significant reduction of face-to-face interactions with prospective policyholders has resulted in lower sales of fixed deferred annuities during the three and nine months ended September 30, 2020.

Change in Deferred Policy Acquisition Costs

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Acquisition cost capitalized	$(14,899)	$(13,611)	$(1,288)	$(37,217)	$(61,779)	$24,562
Amortization of DAC	23,454	20,617	2,837	65,364	61,396	3,968
Change in DAC	$8,555	$7,006	$1,549	$28,147	$(383)	$28,530
The change in amortization for the three and nine months ended September 30, 2020 was primarily due to unlocking assumptions. Long run earned rate assumptions were lowered from 5.75% to 4.75%, which lowered DAC by $7.2 million. This was offset by raising assumed spread targets to match recent trends in renewal rate setting, which raised DAC by $2.3 million. The combined impact of assumptions unlocking was a $4.9 million decrease in DAC. The change in acquisition costs capitalized for the nine months ended September 30, 2020 strongly correlates with the change in commissions, which declined due to lower sales in the first half of the year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Shown below are the changes in account values (in thousands):

	Nine months ended September 30,
	2020	2019
Fixed deferred annuity
Reserve, beginning of period	$6,893,174	$6,773,603
Premiums	318,629	909,859
Death and other benefits	(162,750)	(180,120)
Surrenders	(417,390)	(617,457)
Fees	(754)	(2,237)
Interest and mortality	141,895	153,272
Reserve, end of period	6,772,804	7,036,920
Equity-indexed annuity
Reserve, beginning of period	3,985,166	3,668,645
Premiums	230,485	281,720
Death and other benefits	(35,891)	(29,426)
Surrenders	(258,140)	(135,281)
Fees	(2,443)	(2,833)
Interest and mortality	77,996	157,517
Reserve, end of period	3,997,173	3,940,342
Single premium immediate annuity
Reserve, beginning of period	1,874,942	1,826,137
Premiums	92,327	184,823
Payments	(162,248)	(161,161)
Interest and mortality	53,741	47,245
Reserve, end of period	1,858,762	1,897,044
Variable deferred annuity
Account value, beginning of period	385,736	332,898
Premiums	46,673	50,511
Other flows	637	152
Surrenders	(60,605)	(61,314)
Fees	(3,301)	(3,562)
Change in market value and other	21,154	48,607
Reserve, end of period	390,294	367,292
Total reserve, end of period	$13,019,033	$13,241,598

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest Margin
Margins were relatively flat during the three months ended September 30, 2020 compared to 2019. Margins decreased during the nine months ended September 30, 2020 compared to 2019 due to spread compression on fixed annuities and unfavorable changes in reserves for indexed annuities due to mark-to-market adjustments in the first quarter this year. The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Fixed annuity
Fixed investment income	$92,020	$97,545	$(5,525)	$279,175	$289,036	$(9,861)
Interest credited and mortality	(64,637)	(69,377)	4,740	(195,637)	(200,517)	4,880
Interest and mortality margin	27,383	28,168	(785)	83,538	88,519	(4,981)
Equity-indexed annuity
Fixed investment income	39,634	38,471	1,163	119,685	113,186	6,499
Option return	31,471	5,667	25,804	(4,352)	85,528	(89,880)
Interest credited and mortality	(56,131)	(31,063)	(25,068)	(77,996)	(157,517)	79,521
Interest and mortality margin	14,974	13,075	1,899	37,337	41,197	(3,860)
Variable annuity
Separate account management fees	1,078	1,085	(7)	3,021	3,101	(80)
Interest and mortality margin	1,078	1,085	(7)	3,021	3,101	(80)
Total interest and mortality margin	$43,435	$42,328	$1,107	$123,896	$132,817	$(8,921)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health
Health segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Premiums	$40,934	$40,676	$258	$126,965	$121,581	$5,384
Net investment income	2,033	2,381	(348)	6,480	7,177	(697)
Other income	4,971	5,021	(50)	15,001	15,940	(939)
Total premiums and other revenues	47,938	48,078	(140)	148,446	144,698	3,748
BENEFITS, LOSSES AND EXPENSES
Claims incurred	27,933	28,567	(634)	89,544	81,042	8,502
Commissions for acquiring and servicing policies	7,608	7,405	203	22,792	22,975	(183)
Other operating expenses	10,013	9,504	509	30,118	31,203	(1,085)
Change in deferred policy acquisition costs (1)	(542)	258	(800)	(582)	919	(1,501)
Total benefits, losses and expenses	45,012	45,734	(722)	141,872	136,139	5,733
Income before federal income taxes and other items	$2,926	$2,344	$582	$6,574	$8,559	$(1,985)
 (1) A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended September 30, 2020 to 2019
Earnings for our Health segment increased primarily due to the following:
•Lower loss ratio in our Medical Expense block, primarily attributable to the release of reserves for larger claims
•Lower loss ratio in our Group insurance line of business, primarily attributable to the receipt of a reinsurer's commutation payment
•Favorable reserve changes for legacy long-term care products due to an increase in claim terminations
The increase in earnings was partially offset by:
•A decrease in MGU earnings resulting from an increase in our allowance for uncollectible reinsurance receivables
•Higher loss ratio in our Supplemental insurance block, primarily driven by increased claim severity on the legacy master cancer plan

Comparison of the nine months ended September 30, 2020 to 2019
Earnings for our Health segment decreased primarily due to the following:
•Higher loss ratio in our Supplemental insurance block, primarily driven by increased claim severity on the legacy master cancer plan
•A decrease in MGU earnings resulting from an increase in our allowance for uncollectible reinsurance receivables
The decrease in earnings was partially offset by:
•Favorable reserve changes for legacy long-term care products due to an increase in claim terminations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health earned premiums for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Medicare Supplement	$21,137	$19,982	$1,155	$64,336	$57,211	$7,125
MGU	4,702	6,358	(1,656)	16,306	21,344	(5,038)
Supplemental insurance	4,417	5,344	(927)	14,152	16,233	(2,081)
Credit Health	3,460	4,492	(1,032)	11,196	13,475	(2,279)
Medical expense	2,075	2,374	(299)	6,468	7,221	(753)
Worksite	3,808	766	3,042	10,800	2,451	8,349
Group health	505	441	64	1,303	1,426	(123)
All other	830	919	(89)	2,404	2,220	184
Total	$40,934	$40,676	$258	$126,965	$121,581	$5,384
Increased sales in late 2019 drove premium growth in Medicare Supplement. Similarly, Worksite premium increased due to the addition of a large group. The decline in MGU premium is driven by the completion of prior treaties for a large MGU program that is inactive for 2020.
Health claims incurred for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Medicare Supplement	$15,969	$16,096	$(127)	$50,695	$46,514	$4,181
MGU	5,947	6,029	(82)	15,556	18,790	(3,234)
Supplemental insurance	2,226	2,192	34	8,029	6,464	1,565
Credit Health	1,072	1,020	52	2,328	2,493	(165)
Medical expense	807	1,665	(858)	5,918	3,950	1,968
Worksite	2,144	261	1,883	4,898	1,186	3,712
Group health	23	464	(441)	898	394	504
All other	(255)	840	(1,095)	1,222	1,251	(29)
Total	$27,933	$28,567	$(634)	$89,544	$81,042	$8,502
Favorable claim experience for the three months ended September 30, 2020 is driven by the aforementioned increase in claim terminations and resulting claim reserve releases in our legacy long-term care products.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Acquisition cost capitalized	$(4,534)	$(1,085)	$(3,449)	$(12,117)	$(7,629)	$(4,488)
Amortization of DAC	3,992	1,343	2,649	11,535	8,548	2,987
Change in DAC	$(542)	$258	$(800)	$(582)	$919	$(1,501)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Property and Casualty
Property and Casualty segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
PREMIUMS AND OTHER REVENUES
Net premiums written	$397,780	$390,799	$6,981	$1,211,444	$1,180,451	$30,993
Net premiums earned	$391,388	$382,784	$8,604	$1,152,749	$1,125,704	$27,045
Net investment income	16,049	16,357	(308)	48,171	48,085	86
Other income	3,079	3,137	(58)	9,656	8,689	967
Total premiums and other revenues	410,516	402,278	8,238	1,210,576	1,182,478	28,098
BENEFITS, LOSSES AND EXPENSES
Claims incurred	258,412	280,695	(22,283)	768,682	790,447	(21,765)
Commissions for acquiring and servicing policies	72,664	65,893	6,771	225,746	201,635	24,111
Other operating expenses	48,576	50,111	(1,535)	151,660	151,677	(17)
Change in deferred policy acquisition costs(1)	(901)	(636)	(265)	(7,455)	(3,807)	(3,648)
Total benefits, losses and expenses	378,751	396,063	(17,312)	1,138,633	1,139,952	(1,319)
Income before federal income taxes and other items	$31,765	$6,215	$25,550	$71,943	$42,526	$29,417
Loss and loss adjustment expense ratio	66.0%	73.3%	(7.3)%	66.7%	70.2%	(3.5)%
Underwriting expense ratio	30.7	30.1	0.6	32.1	31.0	1.1
Combined ratio	96.7%	103.4%	(6.7)%	98.8%	101.2%	(2.4)%
Impact of catastrophe events on combined ratio	8.1	9.6	(1.5)	11.5	7.2	4.3
Combined ratio without impact of catastrophe events	88.6%	93.8%	(5.2)%	87.3%	94.0%	(6.7)%
Gross catastrophe losses	$80,054	$36,634	$43,420	$180,410	$80,456	$99,954
Net catastrophe losses	$27,141	$36,796	$(9,655)	$127,179	$81,005	$46,174
 (1) A negative amount of net change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended September 30, 2020 to 2019
Earnings for our Property and Casualty segment increased primarily due to the following:
•An improvement in the combined ratio for our personal auto products attributable to fewer miles driven by policyholders and favorable claim development
•Although gross catastrophe losses increased, those losses were partially mitigated through reinsurance coverages which resulted in a decrease in net catastrophe losses

Comparison of the nine months ended September 30, 2020 to 2019
Earnings for our Property and Casualty segment increased primarily due to the following:
•An improvement in the combined ratio for our personal auto products attributable to fewer miles driven by policyholders and favorable claim development
The increase in earnings was partially offset by the following:
•Significantly higher catastrophe losses, having the greatest impact on our homeowners loss ratio

Additional information:
•Net premiums written and earned for the first nine months were reduced by COVID-19 relief policy credits for auto policyholders totaling $17.7 million; $16.8 million for personal auto policies and $0.9 million for commercial auto policies. The policy credits were based on 10%-15% of monthly premiums
•The increase in commissions expense for the third quarter and first nine months was primarily due to the increase in premiums written and an increase in contingent commissions due to the improvement in the loss ratios for the Specialty Markets Group products

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Products
Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 55% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 31% of net premiums written; and (iii) Specialty Markets Group products, marketed through independent managing general agents and managing general underwriters, representing 14% of net premiums written.

Personal Products
Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Net premiums written
Automobile	$142,702	$145,574	$(2,872)	$408,509	$432,796	$(24,287)
Homeowner	77,267	71,718	5,549	215,854	197,055	18,799
Other Personal	13,668	13,515	153	40,032	39,113	919
Total net premiums written	$233,637	$230,807	$2,830	$664,395	$668,964	$(4,569)
Net premiums earned
Automobile	$139,155	$142,474	$(3,319)	$397,088	$419,666	$(22,578)
Homeowner	66,472	63,508	2,964	200,354	185,177	15,177
Other Personal	13,142	12,487	655	37,922	36,513	1,409
Total net premiums earned	$218,769	$218,469	$300	$635,364	$641,356	$(5,992)
Loss and loss adjustment expense ratio
Automobile	57.9%	72.7%	(14.8)%	58.6%	71.9%	(13.3)%
Homeowner	101.3%	110.0%	(8.7)%	102.0%	89.0%	13.0%
Other Personal	51.6%	59.1%	(7.5)%	63.0%	59.6%	3.4%
Personal line loss and loss adjustment expense ratio	70.7%	82.8%	(12.1)%	72.6%	76.2%	(3.6)%
Combined Ratio
Automobile	79.1%	95.3%	(16.2)%	82.9%	95.0%	(12.1)%
Homeowner	132.4%	139.7%	(7.3)%	133.3%	120.4%	12.9%
Other Personal	79.2%	103.2%	(24.0)%	95.1%	104.2%	(9.1)%
Personal line combined ratio	95.3%	108.6%	(13.3)%	99.5%	102.9%	(3.4)%

Comparison of 2020 to 2019

Automobile: COVID-19 relief policy credits decreased net premiums written and earned for the third quarter by $0.7 million and first nine months by $16.8 million, as previously discussed, as well as exposure changes primarily caused by fewer miles driven due to the impact of COVID-19. The loss and loss adjustment expense and combined ratios improved for the third quarter and first nine months due to a decrease in loss and loss adjustment expenses incurred, largely attributable to fewer miles driven by policyholders due to shelter-in-place orders and favorable claim development.

Homeowners: Net premiums written and earned increased for the third quarter and first nine months primarily due to rate increases. The loss and loss adjustment expense and combined ratios improved for the third quarter due to decreased catastrophe losses and increased for the first nine months due to increased catastrophe losses due to multiple wind and hail storms. Catastrophe losses decreased by $10.7 million, to $18.6 million from $29.1 million in the third quarter and increased by $27.7 million, to $83.3 million from $55.6 million in the first nine months in 2020 compared to 2019.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies, such as coverages for watercraft, personal umbrella, and rental owners. The loss and loss adjustment expense and combined ratios improved for the third quarter due to decreased catastrophe losses. For the first nine months, the loss and loss adjustment ratio increased due to the increase in non-catastrophe losses incurred and the combined ratio decreased due to decreased commissions and operating expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Commercial Products
Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Net premiums written
Agricultural Business	$40,201	$38,783	$1,418	$127,679	$120,080	$7,599
Automobile	27,700	27,925	(225)	102,078	97,059	5,019
Business Owner	17,893	16,685	1,208	62,674	56,295	6,379
Workers Compensation	12,935	14,414	(1,479)	56,202	60,000	(3,798)
Other Commercial	7,920	8,681	(761)	26,664	28,808	(2,144)
Total net premiums written	$106,649	$106,488	$161	$375,297	$362,242	$13,055
Net premiums earned
Agricultural Business	$40,145	$38,038	$2,107	$119,605	$112,044	$7,561
Automobile	32,492	29,495	2,997	93,790	85,510	8,280
Business Owner	19,498	17,918	1,580	56,935	51,110	5,825
Workers Compensation	17,634	19,137	(1,503)	52,709	56,542	(3,833)
Other Commercial	8,310	8,993	(683)	24,704	26,476	(1,772)
Total net premiums earned	$118,079	$113,581	$4,498	$347,743	$331,682	$16,061
Loss and loss adjustment expense ratio
Agricultural Business	47.8%	64.7%	(16.9)%	56.3%	72.5%	(16.2)%
Automobile	84.9%	82.9%	2.0%	73.1%	79.7%	(6.6)%
Business Owner	81.5%	50.1%	31.4%	85.9%	55.7%	30.2%
Workers Compensation	63.5%	57.7%	5.8%	60.5%	48.3%	12.2%
Other Commercial	67.8%	34.8%	33.0%	62.9%	43.4%	19.5%
Commercial line loss and loss adjustment expense ratio	67.3%	63.6%	3.7%	66.8%	65.4%	1.4%
Combined ratio
Agricultural Business	85.6%	100.6%	(15.0)%	93.8%	109.3%	(15.5)%
Automobile	105.7%	107.8%	(2.1)%	95.7%	104.6%	(8.9)%
Business Owner	115.9%	88.6%	27.3%	120.8%	94.8%	26.0%
Workers Compensation	79.6%	74.3%	5.3%	77.7%	66.2%	11.5%
Other Commercial	106.9%	76.9%	30.0%	102.8%	85.9%	16.9%
Commercial line combined ratio	96.7%	94.3%	2.4%	96.9%	96.6%	0.3%

Comparison of 2020 to 2019

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm and ranch buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased for the third quarter and first nine months primarily due to rate increases and an increase in policies in-force. The loss and loss adjustment expense and combined ratios improved for the third quarter and first nine months primarily due to fewer claims as well as favorable prior year severity development.
Commercial Automobile: Net premiums written and earned increased for the third quarter and first nine months and net premiums written increased for the first nine months primarily due to rate increases and an increase in policies in-force. The loss and loss adjustment expense ratio increased for the third quarter primarily due to an increase in allocated loss adjustment expense reserves. The combined ratio improved for the third quarter primarily due to improvement in the expense ratio. The loss and loss adjustment expense and combined ratios improved for the first nine months primarily due to a decrease in claim frequency as policyholders drove fewer miles due to shelter-in-place orders.
Business Owner: Our business owner product allows policyholders to customize and cover their property and liability exposures using a package policy. Net premiums written and earned increased for the third quarter and first nine months primarily due to rate increases and an increase in policies in-force. The loss and loss adjustment expense and combined ratios increased for the third quarter and first nine months primarily due to unfavorable prior year claim development.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Workers Compensation: Net premiums written and earned decreased for the third quarter and first nine months primarily due to rate decreases. The loss and loss adjustment expense and combined ratios increased for the third quarter primarily due to the severity of claims and increased for the first nine months primarily due to an increase in the severity of claims and an increase in allocated loss adjustment expense reserves.
Other Commercial: Other commercial products primarily provide umbrella and other liability coverages. Net premiums written and earned decreased for the third quarter and first nine months primarily due to an increase in ceded premiums for reinsurance coverage. The loss and loss adjustment expense and combined ratios increased for the third quarter and the first nine months primarily due to an increase in claim severity and frequency.

Specialty Markets Products
Specialty Markets product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
Net premiums written	$57,494	$53,505	$3,989	$171,752	$149,245	$22,507
Net premiums earned	54,539	50,736	3,803	169,641	152,666	16,975
Loss and loss adjustment expense ratio(1)	44.5%	54.4%	(9.9)%	44.5%	55.8%	(11.3)%
Combined ratio(1)	102.6%	101.7%	0.9%	99.8%	104.6%	(4.8)%
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

Net written and earned premiums increased for the third quarter and first nine months primarily due to the addition of new accounts for Mortgage Security Insurance (“MSI”), Collateral Protection Insurance, and Investor Property Protection (“IPP”) products. The loss and loss adjustment expense and combined ratios decreased for the third quarter and first nine months primarily due to the improvement of loss ratios on Guaranteed Asset Protection (“GAP”) products and IPP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Corporate and Other
Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2020	2019	Change	2020	2019	Change
OTHER REVENUES
Net investment income	$3,814	$24,237	$(20,423)	$19,274	$59,051	$(39,777)
Realized investment gains	17,387	31,933	(14,546)	25,474	24,975	499
Change in investment credit loss	(4,175)	—	(4,175)	(101,163)	—	(101,163)
Net gains on equity securities	152,147	8,589	143,558	118,397	282,026	(163,629)
Other income	542	1,478	(936)	2,795	4,511	(1,716)
Total other revenues	169,715	66,237	103,478	64,777	370,563	(305,786)
BENEFITS, LOSSES AND EXPENSES
Other operating expenses	10,629	9,750	879	30,936	28,158	2,778
Total benefits, losses and expenses	10,629	9,750	879	30,936	28,158	2,778
Income before federal income taxes and other items	$159,086	$56,487	$102,599	$33,841	$342,405	$(308,564)

Comparison of the three months ended September 30, 2020 to 2019
Earnings for our Corporate and Other segment increased primarily due to the following:
•An increase in the S&P 500 Index of 8.5% for the three months ended September 30, 2020 compared to a 1.2% increase for the same period in 2019 resulting in an increase in net gains on equity securities
The increase in earnings was partially offset by the following:
•A decrease in net investment income driven by bonds, mortgage loans and real estate
•A decrease in realized investment gains from sales of investments in real estate related joint ventures

Comparison of the nine months ended September 30, 2020 to 2019
Earnings for our Corporate and Other segment decreased primarily due to the following:
•An increase in the S&P 500 index of 4.1% compared to an increase of 18.7% during the same period in 2019
•The change in investment credit loss due to economic disruptions caused by COVID-19
•A decrease in net investment income driven by bonds, mortgage loans and real estate

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
The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	September 30, 2020		December 31, 2019
Fixed maturity, bond held-to-maturity, at amortized cost	$7,702,347	32.4%	$8,631,261	36.6%
Fixed maturity, bond available-for-sale, at fair value	7,236,188	30.5	6,725,085	28.5
Equity securities, at fair value	1,840,855	7.8	1,700,960	7.2
Mortgage loans on real estate, net of allowance	5,176,474	21.8	5,097,017	21.6
Policy loans	374,387	1.6	379,657	1.6
Investment real estate, net of accumulated depreciation	514,076	2.2	551,219	2.3
Short-term investments	800,793	3.4	425,321	1.8
Other invested assets	103,030	0.3	76,569	0.4
Total investments	$23,748,150	100.0%	$23,587,089	100.0%
The increase in our total investments at September 30, 2020 compared to year-end 2019 was primarily the result of increases in bonds available-for-sale, short term investments, and other invested assets. These increases were somewhat offset by a decrease in bonds held-to-maturity.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At September 30, 2020, our fixed maturity securities had an estimated fair value of $15.5 billion, which was $1.0 billion, or 6.8% higher than the amortized cost for the period. At December 31, 2019, our fixed maturity securities had an estimated fair value of $15.7 billion, which was $0.6 billion, or 4.2%, above amortized cost. The estimated fair value for securities due in one year or less was $1.2 billion as of September 30, 2020 and December 31, 2019. For additional information regarding total bonds by credit quality rating refer to Note 4, Investments in Securities, of the Notes to the Unaudited Condensed Consolidated Financial Statements.
Equity Securities—We invest in companies publicly traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Condensed Consolidated Financial Statements for the unrealized and realized gains and losses of equity securities.
Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.8% at September 30, 2020 and December 31, 2019, respectively. For additional information regarding mortgage loans refer to Note 5, Mortgage Loans, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of September 30, 2020, we had $374.4 million in policy loans with a loan to surrender value of 55%, and at December 31, 2019, we had $379.7 million in policy loans with a loan to surrender value of approximately 56%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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
Other Invested Assets—Other invested assets comprised primarily of equity-indexed options are carried at fair value and may be collateralized by counterparties; such collateral is restricted to the Company’s use. Other invested assets also include tax credit partnerships, Certified Capital Companies (“CAPCO”) investments, mineral rights and limited liability company interests, which are carried at cost, less allowance for depletion, where applicable. Investments in separately managed accounts and Federal Home Loan Bank stock are also included in other invested assets and are carried at cost or market value if available from the account manager.
Net Investment Income and Net Realized Gains (Losses)
Net investment income decreased $139.8 million during the nine months ended September 30, 2020 compared to 2019 primarily due to losses on options from a decline in the S&P 500 Index.
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
Net realized investment gains decreased $6.5 million during the nine months ended September 30, 2020 compared to 2019 primarily attributable to decreased sales of real estate. Net realized investment gains (losses) are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Bonds	$6,117	$6,075	$15,547	$11,288
Mortgage loans	—	(2,097)	—	(2,186)
Real estate	11,265	27,388	9,951	24,502
Other invested assets	5	567	(24)	(1,661)
Total	$17,387	$31,933	$25,474	$31,943

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net Unrealized Gains and Losses
The unrealized gains and losses of our fixed maturity securities investment portfolio are shown below (in thousands):

	September 30, 2020	December 31, 2019	Change
Held-to-Maturity
Gains	$582,282	$345,463	$236,819
Losses	(36,018)	(8,034)	(27,984)
Net gains	546,264	337,429	208,835
Available-for-Sale
Gains	484,782	302,426	182,356
Losses	(35,322)	(13,011)	(22,311)
Net gains	449,460	289,415	160,045
Total	$995,724	$626,844	$368,880
The net change in the unrealized gains on fixed maturity securities between September 30, 2020 and December 31, 2019 is primarily attributable to the decrease in benchmark ten-year interest rates, which were 0.7% and 1.9% respectively. The Company does not expect to be required to sell any of the securities in an unrealized loss position.

Liquidity

As a result of the holding company reorganization, ANICO became a wholly owned subsidiary of ANAT. ANAT's source of liquidity is solely derived from dividends received from ANICO.
In April 2020, the Company borrowed $500 million from the Federal Home Loan Bank of Dallas' COVID-19 Relief Advance Program. One advance was approximately $240 million after a required capital stock purchase of approximately $10 million. The loan has an interest rate of 0.25%. The Company paid this advance in full on its maturity date of October 13, 2020.
We are monitoring our liquidity needs closely. Should the Company require additional liquidity, deposits of certain securities and mortgage loans under the Company's membership with the FHLB provide approximately $816 million of additional available credit to us as of October 28, 2020.
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

We are currently evaluating the renovation and modernization of our home office facilities. This could result in capital expenditures that could aggregate to approximately $100 million over a three year period beginning in 2021. To date, the economic disruption relating to the COVID-19 pandemic has not caused the Company to lower or delay anticipated spending on capital investment projects. There are no other unusually large capital expenditures expected in the next 12-24 months.

We have paid dividends to stockholders for over 110 consecutive years and expect to continue this trend. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations, although disruptions relating to the COVID-19 pandemic could still significantly impact one or more of these items.

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
As a result of the economic disruption caused by COVID-19, we modified 92 loans with a total balance of $1.6 billion. These modifications primarily related to hotels, retail and parking operations. The terms of the modifications of these loans include forbearance of principal and interest payments for a period of up to six months, extensions of maturity dates, and/or provision of interest only payments.
The Company holds collateral of $210.6 million at September 30, 2020 to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes.

Our cash and cash equivalents and short-term investment position increased from $877.3 million at December 31, 2019 to $1.7 billion at September 30, 2020. The increase in liquidity primarily relates to an increase in money market accounts due to the decline in bond purchases.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flows from operations.
Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Capital Resources
Our capital resources are summarized below (in thousands):

	September 30, 2020	December 31, 2019
American National stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”), net of tax	$5,951,801	$5,890,231
Accumulated other comprehensive income	194,706	99,518
Total American National stockholders’ equity	$6,146,507	$5,989,749
We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable generally have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $3.1 million and $4.3 million at September 30, 2020 and December 31, 2019, respectively.
The changes in our capital resources are summarized below (in thousands):

	September 30, 2020			December 31, 2019
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income attributable to American National	$161,153	$—	$161,153	$620,363	$—	$620,363
Dividends to shareholders	(66,140)	—	(66,140)	(88,243)	—	(88,243)
Change in net unrealized gains on debt securities	—	89,946	89,946	—	184,156	184,156
Foreign currency transaction and translation adjustment	—	(214)	(214)	—	390	390
Defined benefit pension plan adjustment	—	5,456	5,456	—	15,495	15,495
Cumulative effect of accounting change	(33,503)	—	(33,503)	785	(785)	—
Other	60	—	60	340	—	340
Total	$61,570	$95,188	$156,758	$533,245	$199,256	$732,501

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Statutory Capital and Surplus and Risk-based Capital
Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At September 30, 2020 and December 31, 2019, American National Insurance Company’s statutory capital and surplus was $3,488,293,000 and $3,477,727,000, respectively. American National Insurance Company and each of its insurance subsidiaries had statutory capital and surplus at September 30, 2020 and December 31, 2019 above 200% of the authorized control level.
The achievement of long-term growth will require growth in American National Insurance Company’s and our other insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.
Contractual Obligations
Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2019. We expect to have the capacity to pay our obligations as they come due.
At September 30, 2020, the Company had $500 million in outstanding advances with Federal Home Loan Bank. On October 13, 2020, one of these advances totaling $250 million had been paid in full. It is expected the Company will have sufficient cash flow to meet its current lending commitments. For additional details see Note 16, Commitments and Contingencies, and Note 18, Subsequent Events, of the Notes to the Unaudited Condensed Consolidated Financial Statements.
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS
There have been no material changes to the "Risk Factors" discussion in Item 1A of our 2019 Form 10-K filed with the SEC on February 28, 2020, as supplemented by the "Risk Factors" discussion in Part II, Item 1A of our Form 10-Q for the period ending June 30, 2020, filed with the SEC on August 5, 2020.

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

3.3	Amended and Restated Bylaws of American National Group, Inc. (incorporated by reference to Annex III of the Proxy Statement/Prospectus filed with the SEC on March 25, 2020)

3.4	Amended and Restated Bylaws of American National Insurance Company (incorporated by reference to Exhibit No. 3.2 to the registrant's Current Report on Form 8-K filed February 23, 2018).

10.11	Form of Restricted Stock Unit Agreement for Directors (filed herewith).*

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

*Management contract or compensatory plan or arrangement.

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
Date: November 4, 2020