Form 10-K
period 2020-12-31
American National Group Inc
filed 2021-03-04
CIK 1801075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒  Yes ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
The aggregate market value on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $530.5 million. For purposes of the determination of the above-stated amount, only directors, executive officers and 10% shareholders are presumed to be affiliates, but neither the registrant nor any such person concedes that they are affiliates of registrant.
As of February 25, 2021, there were 26,887,200 shares of the registrant’s voting common stock, $0.01 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in conjunction with the registrant’s annual meeting of shareholders.

AMERICAN NATIONAL GROUP, INC.

PART I

ITEM 1. BUSINESS
Company Overview
We have conducted business from our headquarters in Galveston, Texas since 1905. Our core business segments are life insurance, annuities, and property and casualty insurance. We also offer limited health insurance. We provide personalized service to approximately six million policyholders throughout the United States, the District of Columbia, and Puerto Rico. In addition, as of December 31, 2020, we have over $128 billion of life insurance in-force.
On July 1, 2020, American National Insurance Company, a Texas insurance company (“ANICO”), completed its previously announced holding company reorganization, which was approved by its shareholders at its Annual Meeting of Shareholders held on April 23, 2020. As a result of such reorganization, ANICO became a wholly owned subsidiary of American National Group, Inc., a Delaware corporation (“ANAT”), and ANAT replaced ANICO as the publicly held company. Consequently, all filings with the Securities and Exchange Commission from July 2, 2020 forward will be filed by ANAT under CIK No. 0001801075. For purposes of filing this Form 10-K, the accompanying consolidated financial statements and notes thereto have been titled “American National Group, Inc.” to reflect the current name of the public registrant, with the parenthetical notation “formerly American National Insurance Company” to reflect the reporting entity for the periods covered therein.
In this document, we refer to American National Group, Inc. and its subsidiaries as "American National," the "Company,” “we,” “our,” and “us.”
Our vision is to be a leading provider of financial products and services for current and future generations. For more than a century, we have maintained a conservative business approach and corporate culture. We have an unwavering commitment to serve our policyholders, agents, and shareholders by providing excellent service and competitively priced products and services through a diversified network of distribution channels. We are committed to profitable growth, which enables us to remain financially strong. Acquisitions that are strategic or offer synergies may be considered, but they are not our primary source of growth. We invest regularly in our distribution channels, technology, and our human resources to fuel our capacity for profitable growth.
We are committed to excellence and maintaining high ethical standards in all our business dealings. Disciplined adherence to our values has allowed us to deliver consistently high levels of service through talented people, who are at the heart of our business. We define our values with the acronym FIRST, which stands for Financial strength, Integrity, Respect, Service, and Teamwork. Additionally, we describe our culture as ACE which stands for Agility, Collaboration, and Engagement; three characteristics that describe how we want to operate as a team dedicated to the success of our stakeholders. In 2021, we are initiating ACE Culture 2.0 with additional emphasis on diversity, equity, and inclusion.
Business Segments
Our family of companies includes five life insurance companies, eight property and casualty insurance companies, and numerous non-insurance subsidiaries. We organize and operate our businesses in the following business segments: Life, Annuity, Property and Casualty, Health, and Corporate and Other. The following discussion provides an overview of the products we offer within these segments.
Life Segment
Whole Life. Whole life products provide a guaranteed benefit upon the death of the insured in return for the periodic payment of a fixed premium over a predetermined period. Premium payments may be required for the entire life of the contract, to a specified age or a fixed number of years, and may be level or change in accordance with a predetermined schedule. Whole life insurance includes some policies that provide a participation feature in the form of dividends. Policyholders may receive dividends in cash or apply them to increase death benefits or cash values available upon surrender, or reduce the premiums required to maintain the contract in-force.
Term Life. Term life products provide a guaranteed benefit upon the death of the insured for a specified time period in return for the periodic payment of premiums. Coverage periods typically range from one to thirty years, but in no event longer than the period over which premiums are paid.

ITEM 1. BUSINESS — (Continued)

Universal Life. Universal life insurance products provide coverage through a contract that gives the policyholder flexibility in premium payments and coverage amounts. Universal life products may allow the policyholder, within certain limits, to increase or decrease the amount of death benefit coverage over the term of the contract and to adjust the frequency and amount of premium payments. Universal life products are interest rate sensitive, and we determine the interest crediting rates during the contract period, subject to policy specific minimums.
An equity-indexed universal life product is credited with interest using a return that is based, in part, on changes in an index, such as the Standard & Poor’s 500 Index (“S&P 500”), subject to a specified minimum.
Variable Universal Life. Variable universal life products provide insurance coverage on a similar basis as universal life, except that the policyholder bears the investment risk because the value of the policyholder’s account balance varies with the investment experience of the securities selected by the policyholder held in the separate account.

Credit Life Insurance. Credit life insurance products are sold in connection with a loan or other credit account. Credit life insurance products are designed to pay to the lender the borrower’s remaining debt on a loan or credit account if the borrower dies during the coverage period.
Annuity Segment
Deferred Annuity. A deferred annuity is an asset accumulation product. Deposits are received as a single premium deferred annuity or in a series of payments for a flexible premium deferred annuity. Deposits are credited with interest at our determined rates subject to policy minimums. For certain limited periods of time, usually from one to ten years, interest rates are guaranteed not to change. Deferred annuities usually have surrender charges that begin at issue and reduce over time and may have market value adjustments that can increase or decrease any surrender value.
An equity-indexed deferred annuity is credited with interest using a return that is based, in part, on changes in an index, such as the S&P 500, subject to a specified minimum.
Single Premium Immediate Annuity (“SPIA”). A SPIA is purchased with one premium payment, providing periodic (usually monthly or annual) payments to the annuitant for a specified period, such as for the remainder of the annuitant’s life. Return of the original deposit may or may not be guaranteed, depending on the terms of the annuity contract.
Variable Annuity. With a variable annuity, the policyholder bears the investment risk because the value of the policyholder’s account balance varies with the investment experience of the separate account investment options selected by the policyholder. Our variable annuity products have no guaranteed minimum withdrawal benefits.
Health Segment
Medicare Supplement. Medicare Supplement insurance is a type of private health insurance designed to supplement or pay the costs of certain medical services not covered by Medicare.
Supplemental Insurance. Supplemental insurance is designed to provide supplemental coverage for specific events or illnesses such as cancer, accidental injury or death, or disability for short periods of time.
Stop-Loss. Stop-loss coverage is used by employers to limit their exposure under self-insured medical plans. Two coverages, which are usually offered concurrently, are available. Specific stop-loss provides coverage when claims for an individual reach a threshold; after the threshold is reached, the policy reimburses claims paid by the employer up to a coverage limit for each individual. Aggregate stop-loss reimburses the employer once the group’s total paid claims reach a threshold.
Credit Disability. Credit disability (also called credit health) insurance pays a limited number of monthly payments on a loan or credit account if the borrower becomes disabled during the coverage period.
Medical Expense. Medical expense insurance covers most health expenses including hospitalization, surgery, and outpatient services (excluding dental and vision costs). We no longer market these products and existing contracts are in run-off.
Short Term Medical Insurance. Short Term Medical provides temporary medical expense coverage for policyholders between jobs, waiting for other coverages to begin, or currently without other medical expense coverage. Under current federal regulation, Short Term Medical may be renewed up to a period not exceeding 36 months.

ITEM 1. BUSINESS — (Continued)

Property and Casualty Segment
Personal Lines. Personal lines include insurance policies sold to individuals for auto, homeowners, and other similar exposures. Auto insurance covers specific risks involved in owning and operating an automobile. Homeowner insurance provides coverage that protects the insured owner’s property against loss from perils. Other personal insurance provides coverage for property such as boats, motorcycles and recreational vehicles, and umbrella protection coverage.
Commercial Lines. Commercial lines are primarily focused on providing insurance to agricultural related operations and small to midsize businesses. This includes property and casualty coverage tailored for a farm, ranch, or other agricultural-related businesses. Commercial auto insurance is typically issued in conjunction with the sale of our policies covering farms, ranches, and businesses and covers specific risks involved in owning and operating motor vehicles. Business owners' property and liability insurance, workers' compensation insurance, and other commercial insurance encompassing umbrella protection coverage and other liability coverages, are also offered.
Specialty Markets. Specialty Markets products include renters, mortgage security, aviation, private flood, and credit insurance. Credit insurance provides protection to borrowers and the creditors that extend credit to them against unpaid indebtedness as a result of death, disability, involuntary unemployment, or untimely loss to the collateral securing a personal or mortgage loan.
•Collateral or Creditor Protection Insurance (“CPI”). CPI provides insurance against loss, expense to recover, or damage to personal property pledged as collateral (typically automobiles and homes) resulting from fire, burglary, collision, or other loss occurrence that would either impair a creditor’s interest or adversely affect the value of the collateral. The coverage is purchased from us by the lender according to the terms of the credit obligation and charged to the borrower by the lender when the borrower fails to provide the required insurance.
•Guaranteed Auto Protection or Guaranteed Asset Protection (“GAP”). GAP insures the excess outstanding indebtedness over the primary property insurance benefits that may occur when there is a total loss to or an unrecovered theft of the collateral. GAP can be written on a variety of assets that are used as collateral to secure credit; however, it is most commonly written on automobiles.
Corporate and Other Segment
Our Corporate and Other segment includes our noninsurance subsidiaries and other invested assets not matched with insurance activities.
Marketing Channels
Our diversified product distribution network is designed to satisfy the needs of the markets we serve.
Career Sales and Service Division (“CSSD”) — can be traced to the Company's founding in 1905, and offers life insurance, annuities, and limited benefit health insurance products through employee agents primarily to the lower and middle-income market. CSSD's business model is structured to enable agents located throughout the United States to efficiently distribute new products and provide personalized service to the customer. CSSD has evolved its operations to offer a wider variety of products and electronic processing to meet the ever-changing needs of the customer and the agents that serve them.
Independent Marketing Group (“IMG”) — distributes our life insurance and annuity products and solutions through independent agents, financial institutions, large marketing organizations, employee benefit firms, broker-dealers and brokers. IMG provides these products and services to clients in need of wealth protection, accumulation, distribution, and transfer. IMG also markets to individuals who favor purchasing life insurance directly from an insurance company, through call centers.
Multiple Line Agencies — offers life insurance, annuities, and property and casualty insurance and a limited amount of health insurance primarily through agents, who, for the most part, primarily or exclusively represent the Company. This distribution channel serves individuals, families, farmers, ranchers, other agricultural clients, and small business owners across the country. Policyholders can generally obtain all their insurance solutions through our multiple line agents, which has been identified as an important driver to client satisfaction.

ITEM 1. BUSINESS — (Continued)

Health Insurance Division — serves the needs of a variety of markets including middle-income seniors, self-insured employers, and the special needs of individuals with supplemental products which are sold direct to consumer, and by independent agents, brokers, and Managing General Underwriters (“MGU”). The Health Insurance Division primarily offers health insurance products, supplemental health insurance products, health reinsurance, and traditional Medicare Supplement products.
Specialty Markets Group ("SMG") — primarily offers property and casualty products, including some credit property and casualty products. Credit product distribution includes general agents who market to financial institutions, automobile dealers, and furniture dealers. Our SMG distribution channel also provides property and casualty products for renters, mortgage security, aviation for small hull aircraft, self-storage contents, and private flood insurance through general agents and managing general agents. Some of the products distributed by SMG, including aviation and private flood, are fully reinsured. In addition, SMG sells some credit life and credit disability products.
Policyholder Liabilities
We record the amounts for policyholder liabilities in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the standards of practice of the American Academy of Actuaries. We carry liabilities for future policy benefits associated with base policies and riders, unearned mortality charges and future disability benefits, for other policyholder liabilities associated with unearned premiums and claims payable, and for unearned revenue from front-end fees. We also establish liabilities for unpaid claims and claim adjustment expenses, including those that have been incurred but not yet reported. In addition, we carry liabilities for secondary guarantees relating to certain life policies and fair value reserves associated with embedded derivatives on equity indexed products.
Additional information regarding our policyholder liabilities may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Reserves section, Note 11, Liability for Future Policy Benefits and Policyholder Account Balances, and Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses.
Risk Management
A conservative operating philosophy was a founding principle for our Company and continues to be a guiding principle for us. We manage risks across the Company by employing controls throughout our business operations. These controls are designed to both place limits on activities and provide internal reporting information that helps us monitor our businesses and shape decisions and actions. The Company’s Board of Directors oversees a formal enterprise risk management program to coordinate risk management efforts and to provide reasonable assurance that risk taking activities are aligned with strategic objectives. The Board Audit Committee assists the Board in its risk management oversight. The risk management program includes a Corporate Risk Officer who chairs an Enterprise Risk Management Committee intended to ensure consistent application of the enterprise risk management process across all business segments. The Enterprise Risk Management Committee is supported by three sub-committees, one focusing on life and annuity business risks, one focusing on property and casualty business risks, and another focusing on health and credit life business risks. In addition, several other senior management committees support the discussion and enforcement of risk controls in the management of the Company.
Our insurance products are designed to balance features desired by the marketplace with provisions that mitigate our risk exposures across our insurance products portfolio. We employ underwriting standards to help ensure proper rates are charged to different classes of risks. In our life insurance and annuity products, we seek to mitigate disintermediation risk with surrender charges and market value adjustment features.
The process of linking the timing and the amount of payment obligations related to our insurance and annuity contracts and the cash flows and valuations of the invested assets supporting those obligations is commonly referred to as asset-liability management (“ALM”). Our ALM Committee, including many of our Company's senior executive officers, regularly monitors the level of risk in the interaction of assets and liabilities and helps shape actions intended to attain our desired risk-return profile. Investment allocations and duration targets are also intended to manage the risk exposure in our annuity products by setting the credited rate within a range supported by our investments. Tools that help shape investment decisions include deterministic and stochastic interest rate scenario analyses using a licensed third-party economic scenario generator and detailed insurance ALM models. These models also use experience related to surrenders and claims.

ITEM 1. BUSINESS — (Continued)

We also manage risk by purchasing reinsurance to limit exposure in our Life, Health, and Property and Casualty segments. In our Life segment, we currently retain 100% of newly developed permanent and term products up to our retention limit and cede the excess exposure to reinsurers that are evaluated for their credit strength. Consistent with our corporate risk management strategy, we periodically adjust our Life reinsurance program and retention limits as market conditions warrant. In our Health segment, we use reinsurance on an excess of loss basis for our MGU stop-loss business. In our Property and Casualty segment, our reinsurance program provides coverage for some individual risks with exposures above certain amounts as well as exposure to catastrophes including hurricanes, tornadoes, wind and hail events, earthquakes, fires following earthquakes, winter storms, and wildfires. In all segments, we purchase reinsurance from many providers and regularly review the financial strength ratings of our reinsurers. Reinsurance does not remove our liability to pay our policyholders, and we remain liable to our policyholders for the risks we insure. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for retention limits.
In our Property and Casualty segment, the use of catastrophic event models is an important element of risk management. These models assist us in the measurement and management of exposure concentrations and the amount and structure of reinsurance purchases. In addition to reinsurance, we manage exposure to catastrophic risk by limiting property exposure in areas with heightened brush fire risks and exposures and in coastal areas, implementing hurricane, wind and hail deductible requirements where appropriate, and not renewing coverage in regions where we believe exposure to risky events exceeds our risk appetite.
Pricing
We establish premium rates for life, annuity, and health products using assumptions as to future mortality, morbidity, persistency, investments, and expenses, all of which are estimates generally based on our experience, industry data, projected investment earnings, competition, regulation and legislation. These assumptions are also considered when setting crediting rates for interest sensitive life and annuity products. Premium rates for property and casualty insurance are influenced by many factors, including the estimated frequency and severity of claims, expenses, state regulation and legislation, and general business and economic conditions, including market interest rates and inflation. Profitability is affected to the extent actual experience deviates from our pricing assumptions.
Payments we receive for certain annuity and life products are not recognized as revenues, but are deposits added to policyholder account balances. Revenues from these products result from charges to the account balances for the cost of insurance risk and administrative fees and, in some cases, surrender fees. Profits are earned to the extent these revenues exceed actual costs. Profits are also earned from investment income on assets invested from the deposits in excess of the amounts credited to policyholders.
Premiums for health policies with medical expense components must take into account the rising utilization and cost of medical care. The annual rate of medical cost inflation has historically been higher than the general rate of inflation, requiring frequent rate increases, most of which are subject to approval by state regulatory agencies.
Credit life and health rates are set by each state. These rates are the maximum amounts that may be charged. We may charge a lower rate to reflect a variety of factors including better than expected experience, compensation adjustments, and competitive forces. If an account's experience is poor and less than our pricing assumptions, we may request a rate increase from the applicable state.

ITEM 1. BUSINESS — (Continued)

Competition
We compete principally on the breadth of our product offerings, reputation, the overall ease of doing business with us, marketing expertise and support, the scope of our distribution systems, financial strength and ratings, product features and prices, customer service, claims handling, and in the case of producers, service as well as compensation. The market for insurance, retirement and investment products continues to be highly fragmented and competitive. We compete with a large number of domestic and foreign insurance companies, many of which offer one or more similar products. In addition, for products that include an asset accumulation component, our competition includes domestic and foreign securities firms, investment advisors, mutual funds, banks, and other financial institutions.
Several competing insurance carriers are larger than we are, have brands that are more commonly known, and spend significantly more on advertising than we do. We endeavor to remain competitive with these commonly known brands by managing costs, providing attractive coverage and service, maintaining positive relationships with our agents and our policyholders, and by maintaining our financial strength.

Ratings
Rating agencies provide independent opinions or ratings. These ratings are based on each rating agency’s quantitative and qualitative evaluation of a company. The rating agencies do not provide ratings as a recommendation to purchase insurance or annuities, nor as a guarantee of an insurer’s current or future ability to meet contractual obligations. Each agency’s rating should be evaluated independently of any other rating. Ratings may be changed, suspended, or withdrawn at any time.
ANICO's current insurer financial strength rating from two of the most widely referenced rating organizations as of the date of this filing are as follows:
•A.M. Best Company: A (Excellent) (1)
•Standard & Poor’s (“S&P”): A (Strong) (2)
(1)A.M. Best's active company rating scale consists of thirteen ratings ranging from A++ (Superior) to D (poor).
(2)S&P’s active company ratings scale ‘AAA’ to ‘R’ may be modified by the addition of a plus (+) or minus (-) sign to show relative standing within the major rating categories.
Regulations Applicable to Our Business
Our insurance operations are subject to extensive regulation, primarily at the state level. Such regulation varies by state but generally has its source in statutes that establish requirements for the business of insurance and that grant broad regulatory authority to a state agency. Insurance regulation has a substantial effect on us and governs a wide variety of matters, such as insurance company licensing, agent and adjuster licensing, policy benefits, price setting, accounting practices, product suitability, the payment of dividends, the nature and amount of investments, underwriting practices, reserve requirements, sales and advertising practices, privacy practices, information systems security, policy forms, reinsurance reserve requirements, risk and solvency assessments, mergers and acquisitions, corporate governance practices, capital adequacy, transactions with affiliates, participation in shared markets and guaranty associations, claims practices, the remittance of unclaimed property, and enterprise risk management requirements. The models for state laws and regulations often emanate from the National Association of Insurance Commissioners (“NAIC”). While it is not mandatory for insurers to comply with an NAIC model law, nor for states to adopt a model law, state and federal legislators and regulators are likely to look to the model law for guidance in proposing new legislation and regulation.
State insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. At any given time, financial, market conduct or other examinations of our insurance companies may be occurring.

ITEM 1. BUSINESS — (Continued)

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) expanded the U.S. federal government presence in insurance oversight. Dodd-Frank also established the Federal Insurance Office within the U.S. Department of Treasury, which is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify certain issues in the regulation of insurers, and preempt state insurance measures under certain circumstances. Provisions of Dodd-Frank are or may become applicable to us, our competitors, or certain entities with which we do business. For example, it is possible that regulations issued by the Consumer Financial Protection Bureau (“CFPB”) may extend, or be interpreted to extend, to the sale of certain insurance products by covered financial institutions, which could adversely affect sales of such products. The Federal Insurance Office, as a result of various studies it conducts, may also recommend changes in laws or regulations that affect our business. There may be further federal involvement in the business of insurance in the future, which may add significant legal complexity and associated costs to our business.
Regulatory matters having the most significant effects on our insurance operations and financial reporting are described further below. In addition, Item 1A, Risk Factors, Litigation and Regulation Risk Factors, below discusses significant risks presented to our business by extensive regulation and describes certain other laws and regulations that are or may become applicable to us.

Holding Company Regulation. We are an insurance holding company system under the insurance laws of the states where we do business. Our insurance companies are organized under the laws of Texas, Missouri, New York, Louisiana, and California. Insurance holding company system laws and regulations in such states generally require periodic reporting to state insurance regulators of various business, enterprise risk management, corporate governance, and financial matters, as well as advance notice to, and in some cases approval by, such regulators prior to certain transactions between insurers and their affiliates. These laws also generally require regulatory approval prior to the acquisition of a controlling interest in an insurance company. These requirements may deter or delay certain transactions considered desirable by management or our stockholders.
Limitations on Dividends by Insurance Subsidiaries. Dividends received from ANICO are the sole source of cash for ANAT. ANICO's insurance subsidiaries’ ability to pay dividends is generally limited by state law and is also impacted by federal income tax considerations. Our insurance subsidiaries' ability to pay dividends is important to ANAT's ability to pay dividends to shareholders.
Rate Regulation. Nearly all states have laws that require life, health, credit, and property and casualty insurers to file rate schedules and require most insurers to file policy or coverage forms and other information with the state’s regulatory authority. In many cases these must be approved prior to use. The objectives of rate laws vary, but generally a price cannot be excessive, inadequate, or unfairly discriminatory. Prohibitions on discriminatory underwriting practices apply in the context of certain products as well.
Our ability to adjust prices, particularly with certain property and casualty and health insurance products, is often dependent on the applicable pricing law and our ability to demonstrate to the particular regulator that current or proposed pricing complies with such law. Rate increases that we believe are necessary for our profitability may be delayed or denied as a result of such laws. We manage our risk of loss by charging a price that reflects the cost and expense of providing insurance products and by being selective in underwriting. When a state has significant underwriting and pricing restrictions, it becomes more difficult to manage our risk of loss, which can adversely impact our ability to market products profitably in such states.
Guaranty Associations and Involuntary Markets. State laws allow insurers to be assessed, subject to prescribed limits, insurance guaranty fund fees to pay certain obligations of insolvent insurance companies. In addition, to maintain our licenses to write property and casualty insurance in various states, we are required to participate in assigned risk plans, reinsurance facilities, and joint underwriting associations that provide various insurance coverages to purchasers that otherwise are unable to obtain coverage from private insurers.
Investment Regulation. Insurance company investment regulations require investment portfolio diversification and limit the amount of investment in certain asset categories. Failure to comply with these regulations leads to the treatment of non-conforming investments as non-admitted assets for measuring statutory surplus. In some instances, these rules require the sale of non-conforming investments.
Exiting Geographic Markets, Canceling and Non-Renewing Policies. Most states regulate an insurer’s ability to exit a market by limiting the ability to cancel and non-renew policies. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to an approved plan. These regulations could restrict our ability to exit unprofitable markets.

ITEM 1. BUSINESS — (Continued)

Statutory Accounting. Financial reports to state insurance regulators utilize statutory accounting practices as defined in the Accounting Practices and Procedures Manual of the NAIC, which are different from GAAP. Statutory accounting practices, in keeping with the intent to assure the protection of policyholders, are generally based on a solvency concept, while GAAP is based on a going-concern concept. While not a substitute for GAAP performance measures, statutory information is used by industry analysts and reporting sources to compare the performance of insurance companies and impacts the ability of insurance subsidiaries to pay dividends to ANAT. Maintaining both GAAP and statutory financial records increases our business costs.
Pursuant to state insurance laws, we establish statutory reserves, which are reported as liabilities in the separate stand-alone statutory-basis financial statements of ANAT's insurance subsidiaries, and which generally differ from future policy benefits determined using GAAP on our respective policies. These statutory reserves are established in amounts sufficient to meet policy and contract obligations, when taken together with expected future premiums and interest at prescribed rates.
Insurance Reserves. State insurance laws require life and property and casualty insurers to annually analyze the adequacy of statutory reserves. Our appointed actuaries must submit opinions annually for our insurance companies that policyholder and claim reserves are adequate.
Risk-Based Capital and Solvency Requirements. The NAIC has a formula for analyzing capital levels of insurance companies called Risk-Based Capital (“RBC”). The RBC formula has minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2020, each of our insurance company subsidiaries exceeded the minimum RBC requirements.
Own Risk and Solvency Assessment ("ORSA"). ORSA requires insurers to maintain a framework for identifying, assessing, monitoring, managing, and reporting on the “material and relevant risks” associated with the insurers' (or insurance groups') current and future business plans. ORSA, which has been adopted by the state insurance regulators of our insurance companies, requires companies to file an internal assessment of their solvency with insurance regulators annually. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time and may increase insurers' minimum capital requirements, which could adversely impact our growth and return on equity.
Securities Regulation. The sale and administration of variable life insurance and variable annuities are subject to extensive regulation at the federal and state level, including by the Securities and Exchange Commission (“SEC”) and the Financial Industry Regulatory Authority (“FINRA”). Our variable annuity contracts and variable life insurance policies, other than group unallocated, were issued through separate accounts that are registered with the SEC as investment companies under the Investment Company Act of 1940. Each registered separate account is generally divided into sub-accounts, each of which invests in an underlying mutual fund that is itself a registered investment company under such act. In addition, the variable annuity contracts and variable life insurance policies issued by the separate accounts generally are registered with the SEC under the Securities Act of 1933. The U.S. federal and state regulatory authorities and FINRA, from time to time, make inquiries and conduct examinations regarding our compliance with securities and other laws and regulations.
In addition, our periodic reports and proxy statements to stockholders are subject to the requirements of the Securities Exchange Act of 1934 and corresponding rules of the SEC, and our corporate governance processes are subject to regulation by the SEC and the National Association of Securities Dealers Automated Quotations ("NASDAQ") Stock Market. Our registered wholesale broker-dealer and registered investment adviser subsidiaries are subject to regulation and supervision by the SEC, FINRA and, in some cases, state securities administrators.
Suitability. FINRA rules require broker-dealers selling variable insurance products to determine that transactions in such products are “suitable” to the circumstances of the particular customer. In addition, most states have enacted the NAIC’s Suitability in Annuity Transactions Model Regulation that, in adopting states, places suitability responsibilities on insurance companies in the sale of fixed and indexed annuities, including responsibilities for training agents. The NAIC has adopted revisions to this model regulation that would further elevate the standard of care for annuity sales and align it with the SEC's new Regulation Best Interest. Three states have adopted the revised model regulation, and several other states have proposed adoption. We anticipate that the revised model will be adopted in some form by many of the states in which we do business. New York has already taken further action, through the adoption by the New York Department of Financial Services ("NYDFS") of a regulation that requires in part that life insurance policies and annuity contracts delivered or issued for delivery in New York be in the best interest of the consumer.

ITEM 1. BUSINESS — (Continued)

Protection of Consumer Information. U.S. federal laws, such as the Gramm-Leach-Bliley Act, and the laws of some states regulate disclosures of certain customer information and require us to protect the security and confidentiality of such information. Such laws also require us to notify customers about our policies and practices relating to the collection, protection and disclosure of confidential customer information. State and federal laws, such as the federal Health Insurance Portability and Accountability Act ("HIPAA"), regulate our use, protection, and disclosure of certain personal health information. In addition, most states have laws or regulations that require us to notify regulators and affected customers in the event of a data breach, and some of these laws and regulations are becoming more stringent by requiring faster notifications and creating private causes of action for violations.
On June 28, 2018, California enacted a sweeping new privacy law known as the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA requires enhanced customer disclosure about how a business collects and uses personal data, how such data is used in business processes, and with and to whom customer data is shared or sold. In addition, the CCPA also affords a consumer a “right to request deletion” in certain circumstances. On August 31, 2018, the California State Legislature passed SB-1121, a bill that delayed enforcement of the CCPA until July 1, 2020, and made other amendments and clarifications to the law. Such clarifications include exempting from certain requirements of the CCPA information that is collected, processed, sold or disclosed pursuant to the California Financial Information Privacy Act, the federal Gramm-Leach-Bliley Act, the federal Fair Credit Reporting Act ("FCRA"), HIPAA, or the federal Driver’s Privacy Protection Act. The revisions, however, do not exempt such information from the CCPA’s private right of action provision in all instances. Additionally, the definition of “personal information” in the CCPA is broad and may encompass other information that we maintain in our California business beyond that excluded under the Gramm-Leach-Bliley Act, FCRA, HIPAA, the Driver’s Privacy Protection Act, or the California Financial Information Privacy Act exemption. In addition, in November 2020, California enacted the Consumer Privacy Rights Act, which is effective January 1, 2023 and grants new consumer rights regarding personal information and strengthens certain provisions of the CCPA.
We anticipate further efforts at the federal and state levels to strengthen the protection of consumer information, and such efforts will continue to have a significant impact on our information practices.

In addition, FCRA is a federal law that governs the use and sharing of consumer credit information provided by a consumer reporting agency. Requirements under FCRA apply to an insurer if such insurer obtains and uses consumer credit information to underwrite insurance. Such requirements may include obtaining the consumer’s consent and providing various notices to the consumer. While the use of consumer credit information in the underwriting process is expressly authorized by FCRA, various states have issued regulations that limit or prohibit the use of consumer credit information by insurers, and some consumer groups continue to criticize the use of credit-based insurance scoring in underwriting and rating processes. There may be additional efforts at the federal or state level to regulate the use of credit-based information by insurers. Any such regulation could force changes in our underwriting practices and impact our profitability.
Cybersecurity. In recent years, millions of consumers and businesses have been impacted by data breaches of companies in various industries, increasing the regulatory focus on consumer information protection and data privacy. With the August 28, 2017, effectiveness of new regulations applicable to certain financial institutions, New York became the first state to adopt minimum cybersecurity standards. Other states have followed by adopting the NAIC's Data Security Model Law, which is patterned after the New York regulation. The NYDFS requires financial institutions authorized to do business under New York banking, insurance, or other financial services laws, including certain of our subsidiaries, to develop a cybersecurity program and policy based on an assessment of the institution’s cybersecurity risks, designate a Chief Information Security Officer, maintain written policies and procedures with respect to third-party service providers, limit who has access to data or systems, use qualified cybersecurity personnel to manage cybersecurity risks, notify the NYDFS of a cybersecurity event within seventy-two hours, maintain a written incident response plan, and provide the NYDFS with an annual certification of compliance.
In addition, the NAIC has adopted the Cybersecurity Bill of Rights, a set of directives aimed at protecting consumer data, and the Insurance Data Security Model Law. The data security model law establishes standards for data security in the insurance industry, including standards for investigating a data breach and requiring certain notifications to regulators, producers and consumers. South Carolina became the first state to adopt the data security model law in May 2018. Several other states have adopted or are considering adopting this model law or versions thereof. As explained above, it is not mandatory for insurers to comply with an NAIC model law, nor for states to adopt a model law; however, state and federal legislators and regulators are likely to look to the model law, as well as the NYDFS regulation, for guidance in proposing new legislation and regulation. The NAIC model law could also become a standard to which insurance companies are held accountable in decisions on whether to bring enforcement actions. The NAIC has also strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. We expect a continuing focus at the state and federal levels on the privacy and security of personal information.

ITEM 1. BUSINESS — (Continued)

Anti-Money Laundering. Federal law and regulation requires us to take certain steps to help prevent and detect money laundering activities. The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency requirements applicable to certain financial services companies, including insurance companies. The Bank Secrecy Act requires insurers to implement a risk-based compliance program to detect, deter and (in some cases) report financial or other illicit crimes including, but not limited to, money laundering and terrorist financing. The Office of Foreign Assets Control (“OFAC”), a division of the U.S. Treasury Department, administers and enforces economic and trade sanctions. For certain transactions, an insurer may be required to search policyholder, agent, vendor and employee databases for specially designated nationals or suspected terrorists, in order to comply with OFAC obligations.
Healthcare Regulation. We are subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act affects the small blocks of business we have offered or acquired over the years that are, or are deemed to be, health insurance. The Healthcare Act also influences the design of products sold by our Health segment, which may influence consumer acceptance of such products and the cost of monitoring compliance with the Healthcare Act. Moreover, the Healthcare Act affects the benefit plans we sponsor for employees, retirees and their dependents, our expense to provide such benefits, our tax liabilities in connection with the provision of such benefits, and our ability to attract or retain employees. Any repeal, replacement or amendment of the Healthcare Act could have similar effects on us. Additionally, on December 18, 2019, the Fifth Circuit Court of Appeals affirmed a district court finding that the Healthcare Act’s individual mandate is unconstitutional but sent the case back to the district court to reconsider how much, if any, of the remainder of the Healthcare Act should be invalidated. Several states, led by California, appealed the Fifth Circuit’s ruling to the U.S. Supreme Court, which heard oral arguments regarding the case on November 10, 2020. A decision from the Supreme Court regarding the constitutionality of the individual mandate and the Healthcare Act as a whole is expected during 2021. Such litigation creates further uncertainty regarding the future of the Healthcare Act. We are unable to predict how these events will ultimately be resolved and what the potential impact may be on the Healthcare Act and our business.

Environmental Considerations. As an owner and operator of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. We routinely have environmental assessments performed with respect to real estate being acquired for investment or through foreclosure, but we cannot provide assurance that unexpected environmental liabilities will not arise. In addition, we hold equity interests in companies that could potentially be subject to environmental liabilities. Based on information currently available to us, management believes that any costs associated with compliance with environmental laws and regulations or any required remediation will not have a material adverse effect on our business, results of operations or financial condition.
Other types of regulations that affect us include insurable interest laws, employee benefit plan laws, antitrust laws, employment and labor laws, and federal and state tax laws. Failure to comply with federal and state laws and regulations may result in censure; the issuance of cease-and-desist orders; reputational damage; suspension, termination or limitation of the activities of our operations and/or our employees and agents; or the obligation to pay fines, penalties, assessments, interest, or additional taxes and wages. In some cases, severe penalties may be imposed for breach of these laws. We cannot predict the impact of these actions on our business, results of operations or financial condition.
Human Capital Resources
As of December 31, 2020, we employed approximately 4,600 employees in 45 states. Most employees work from one of our four primary office locations in Galveston, Texas, Springfield, Missouri, League City, Texas, and Glenmont, New York. We do have employees working remotely, primarily employees of our CSSD division, which has 57 district offices operating in 22 states. Approximately 1,000 of our employees are covered under a collective bargaining agreement, the majority of which are within CSSD.
In addition to our employees, we have approximately 132,000 non-employee producers who are appointed by the Company to market specific products and insurance solutions to the various markets we serve. These non-employee producers are considered vital to our long-term success in the financial services industry, which is a human-capital intensive business. As such, we support and monitor these relationships through our commitment to attracting, developing, and retaining producers who are client focused and align with our company values.
During 2020, the Company’s total employee voluntary turnover was less than 8%. We believe that we have good relationships with our employees. We consider our employees to be the foundation for our continued growth and success through demonstration of our FIRST values and Code of Business Conduct and Ethics, which speak to who we are and define the expectation for how we conduct ourselves.

ITEM 1. BUSINESS — (Continued)

Diversity, Equity and Inclusion. American National is committed to fostering a culture that welcomes diverse talents and perspectives and uses varied insights to make us better. We believe our company is strongest when each member of our team is respected, treated fairly, and comfortable to be who they are in a professional environment. We value the creativity and vitality that an inclusive workforce creates, and strive to embrace what makes each of us unique, including: race, ethnicity, culture, sexual orientation, gender, religion, age, personal style, and physical ability, as well as diverse opinions, perspectives, lifestyles, and ideas.
We have steadily increased our efforts in recent years to attract, retain, develop and promote qualified women, and diverse candidates in our company. Females constitute approximately 60% of our workforce. The percentage of women in leadership grew from 25% to 32% with an additional growth in supervisory positions from 55% to 56% in the past four years. Diversity in officer positions grew from 6% to 10% and in leadership positions grew from 16% to 18% in the past four years.
Through our “ACE” (Agility, Collaboration and Engagement) culture efforts, we promote diverse discussion and value ideas from all employees on how to work more effectively. Our corporate values drive who we are, which is directly related to the high marks for ethics we received in our biannual employee survey managed through a third-party vendor.
Our Women’s Leadership Forum was created in 2018 for female leaders to discuss important issues and share advice for working and advancing within American National. We were an early member of Texas Competes, which is a partnership of business leaders that is welcoming to people in the LGBTQIA+ community.
In our recruiting, we strive to use a variety of opportunities and programs to reach a broader range of applicants and talented individuals. Our talent acquisition team attends job fairs, provides internships, and visits with several colleges and universities, including certain historically black institutions to find exceptional talent. We also participate in the U.S. Army Partnership for Youth Success to help honorably discharged soldiers find a civilian career.
Compensation and Benefits. We invest in our employees’ development and well-being and place a focus on providing a competitive total rewards package. Our total rewards package includes the following:
•Base salaries that are consistent with position, skill level, experience, and location. Base salaries are reviewed annually and may be increased based on performance;
•Employees are eligible for health benefits, health savings/flexible spending accounts, paid and unpaid leaves – including tenure based paid time off and floating holidays, a 401(k) plan that includes a 4% company match, company paid life insurance and disability/accident coverage, and dental and vision insurance;
•We believe that our employees’ personal well-being and professional development is critical to our long-term success as a company. We provide all employees with the opportunity for paid volunteer time, a strong Employee Assistance Program (EAP) to support our team with a variety of topics impacting them, access to wellness coaching, health risk assessments, access to and cost sharing for weight loss programs, as well as onsite fitness classes and gyms.
Development and Training. American National is committed to supporting the advancement of our employees through both formal and informal learning opportunities, all of which are driven by our company goals, values, and culture initiatives.
Our leadership development program, Ascend, is targeted to our people leaders and currently consists of a series of 10 hybrid (eLearning and virtual/classroom) courses designed to address and sharpen those skills that we believe engage and retain employees.
Engagement. A biennial employee survey managed through a third-party vendor is used to capture the voice of our employees, to provide current data on the level of employee engagement, and to identify strengths as well as opportunities for improvement.
Employee Health and Welfare. During the COVID-19 pandemic, American National has devoted key resources to make employee health and safety a top priority. These efforts are having a positive impact as reflected in recent employee engagement survey results. As we proceed through the pandemic, we believe employee safety, productivity and retention are vital to meeting important business goals and objectives. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion on management’s response to COVID-19.

ITEM 1. BUSINESS — (Continued)

Succession Planning. Succession planning is part of a larger talent management process which feeds organizational strategy to capitalize on the full potential of American National leaders. The talent management process touches on all key human resource areas of the employee life cycle and is aimed at retaining and growing high potential leaders, increasing performance and engagement, supporting internal mobility and future organizational structure.
Available Information
We file periodic and current reports, proxy statements and other information with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC, including us.
Our press releases, financial information and reports filed with the SEC (for example, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those forms) are also available online at www.americannational.com. The reference to our website does not constitute the incorporation by reference of information contained at such website into this, or any other, report. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

We are exposed to numerous risk factors that individually or in the aggregate could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the material risk factors to our Company. While our enterprise risk management framework contains various strategies, processes, policies and procedures to address these risks and uncertainties, we cannot be certain that these measures will be implemented successfully in all circumstances. In addition, we could experience risks that we failed to identify, or risks of a magnitude greater than expected. Readers are advised to consider all of these factors along with the other information included in this 2020 Annual Report, including the factors set forth under the caption "Caution Regarding Forward-Looking Statements" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and to consult any further disclosures we make on related subjects in our filings with the SEC.
Economic and Investment Market Risk Factors
Our results of operations are materially affected by economic and political conditions in the U.S. and elsewhere. The strength and sustainability of economic activity is inherently uncertain. Factors such as unemployment, workforce participation levels, consumer prices, domestic political uncertainty and strife, geopolitical and international trade issues, energy prices, stagnant or declining family incomes, consumer confidence and spending, and increased student and consumer debt can adversely affect the economy and demand for our products. Unfavorable economic developments could adversely affect us if our customers have less need for insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Challenging economic conditions may impair the ability of our customers to pay premiums as they come due. These risks are exacerbated by the ongoing COVID-19 pandemic.
Interest rates have a significant impact on our business and on consumer demand for our products. When interest rates rise, the value of our investment portfolio may decline due to decreases in the fair value of our fixed maturity securities. In addition, increasing rates on other insurance or investment products offered by competitors can lead to higher surrenders by our customers at a time when fixed maturity investment asset values are lower. We may react to market conditions by increasing crediting rates, which narrows our “spread,” or the difference between the amounts we earn on investments and the amount we must pay under our contracts. Decreasing interest rates also can adversely affect our spreads, particularly with interest-sensitive life insurance and fixed annuities. An environment of persistently low (or lower) interest rates, as in recent years, compounds this spread compression. Further, when market interest rates decrease or remain at relatively low levels, prepayments and redemptions affecting our investment securities and mortgage loan investments may increase as issuers and borrowers seek to refinance at a lower rate. Proceeds from maturing, prepaid or sold bonds or mortgage loan investments may be reinvested at lower yields, reducing our spread. Our ability to decrease product crediting rates in response may be limited by market and competitive conditions and by regulatory or contractual minimum rate guarantees. While we use ALM processes to mitigate the effect on our spreads of changes in interest rates, they may not be fully effective. See the Risk Management discussion in Part I, Item 1, Business above and Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations — General Trends below for further details about interest rates and our ALM processes.

ITEM 1A. RISK FACTORS — (Continued)

The low-interest rate environment is a challenge for life and annuity insurers as the spreads on deposit-type contracts remain narrow, especially as interest rates have approached minimum crediting rates. Low market interest rates reduce the spreads between the amounts we credit to fixed annuity and individual life policyholders and the amounts we earn on the investments that support these obligations. Our ALM Committee actively manages the profitability of these in-force blocks of business. In previous years, we reduced the guaranteed minimum crediting rates on new fixed annuity contracts, which has afforded us the flexibility to respond to the unusually low-interest rate environment. We have also reduced crediting rates on in-force contracts, where permitted to do so. These actions help mitigate the adverse impact of low interest rates on the profitability of these products, although sales volume may be negatively impacted as a result. We also maintain assets with various maturities to support product liabilities and ensure liquidity. A gradual increase in longer-term interest rates relative to short-term rates generally will have a favorable effect on the profitability of our products. Rapidly rising interest rates could result in reduced persistency of our spread-based products if contract holders shift assets into higher yielding investments. We believe our ability to react quickly to the changing marketplace will help us manage this risk.
The interest rate environment affects estimated future profit projections, which could impact the amortization of our deferred policy acquisition costs ("DAC") assets and the estimates of policyholder liabilities. Significantly lower future estimated profits may cause us to accelerate the amortization of DAC or require us to establish additional policyholder liabilities, thereby reducing earnings. We periodically review assumptions with respect to future earnings to ensure they remain appropriate considering the current interest rate environment.
Low interest rates are also challenging for property and casualty insurers. Investment income is an important element in earning an acceptable return on capital. Lower interest rates resulting in lower investment income require us to achieve better underwriting results. We have adjusted policy prices to help mitigate the adverse impact of low interest rates on our property and casualty business.
Fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate could adversely affect our business. Investment returns are an important part of our profitability. Substantially all investments, including our fixed maturity, equity, real estate, and mortgage loan investment portfolios, are subject to market and credit risks, including market volatility and deterioration in the credit or prospects of companies or governmental entities in which we invest. We could incur significant losses from such risks, particularly during extreme market events. The concentration of our investments in any particular industry, group of related industries or government issuers, or geographic area can compound these risks. Moreover, the Board of Governors of the Federal Reserve System may move further towards normalizing monetary policy from the programs of recent years that have fostered a historically low interest rate environment. In addition to resulting in higher interest rates, such a move may generate volatility in debt and equity markets.
In addition to negatively affecting investment returns, equity market downturns and volatility can have other adverse effects on us. First, equity market downturns and volatility may discourage new purchases of our products that have returns linked to the performance of the equity market and may cause some existing customers to withdraw cash values or reduce investments in such products, in turn reducing our fee revenues. Second, the guarantees provided under certain products may cost more than expected in volatile or declining equity market conditions, which could negatively affect our earnings. Third, our estimates of liabilities and expenses for pension and other postretirement benefits incorporate assumptions regarding the rate used to discount estimated future liabilities and the long-term rate of return on plan assets. Declines in the discount rate or the rate of return on plan assets, both of which are influenced by potential investment returns, could increase our required cash contributions or pension-related expenses in future periods.
Some of our investments are relatively illiquid. Investments in privately placed securities, mortgage loans, and real estate, including real estate joint ventures and other equity interests, are relatively illiquid. If we suddenly require significant amounts of cash in excess of ordinary cash requirements, it may be difficult or not possible to sell these investments in an orderly manner for a favorable price.

ITEM 1A. RISK FACTORS — (Continued)

Risk Factors Relating to Our Business and Industry
Major public health issues, such as the novel coronavirus COVID-19, could have an adverse impact on our business and results of operations. We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business; however, due to the wide-ranging and highly uncertain nature of this event, it currently is not possible to estimate the ultimate direct and indirect impact of COVID-19 on our business, results of operations, financial condition, or liquidity with reasonable certainty. The COVID-19 pandemic has resulted in, and is expected to continue to result in, significant disruptions in economic activity and financial markets. COVID-19 has impacted us, as discussed below and elsewhere in the report, and COVID-19 or other major public health issues may further impact us in a number of ways.
As a result of COVID-19, we may face increased costs associated with claims under our life, health, and commercial property and casualty insurance products. COVID-19 has directly and indirectly increased mortality. The cost of reinsurance to us for these coverages has increased and could increase further, and we may encounter decreased availability of reinsurance. With respect to our commercial property and casualty insurance business, reinsurers have excluded reinsurance coverage for losses attributable to COVID-19 and other communicable diseases beginning January 1, 2021. Our commercial property and casualty policies generally exclude coverage for losses attributable to communicable diseases. However, courts, legislatures or state insurance regulators could invalidate or refuse to give effect to such exclusions, forcing us to extend coverage beyond our policy language and underwriting intent. Without adequate reinsurance coverage available for such losses, the resulting impact on our commercial property and casualty business could be significant. In particular, there is much litigation in the industry regarding whether losses from business closures attributable to the COVID-19 pandemic are insured under the business interruption coverages of many commercial property and casualty insurance policies. As of February 10, 2021, we have received 318 business interruption claims related to COVID-19; one claim remains open, and the remainder have been closed without payment based on applicable exclusions. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the impact of COVID-19.
Our investment portfolio has been and may continue to be adversely affected by market volatility, changes in interest rates, reduced liquidity, deteriorating capacity of our mortgage loan borrowers to meet their obligations to us, possible declining values of collateral securing our mortgage loan portfolio, and by a U.S. and global economic slowdown caused by the COVID-19 pandemic and the uncertainty of its outcome. Extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets. For additional information regarding the impact of COVID-19 to mortgage loans, see Note 5, Mortgage Loans, of the Notes to the Consolidated Financial Statements.
Our workforce, and the workforces of our vendors, service providers and counterparties, could be materially affected by COVID-19, which could result in an adverse impact on our ability to conduct business. We are taking precautions to protect the safety and well-being of our employees while striving to provide uninterrupted service to our policyholders and claimants. Since the onset of the pandemic, we have continued to support our business operations. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur to our employees' ability to continue to provide customer support and service as many continue to work remotely. In addition, the increase in the number of our employees working remotely has increased certain risks to our business, including increased demand on our information technology resources and systems, greater potential for phishing and other cybersecurity attacks, and an increase in the number of points of potential attack. Any failure to manage these risks effectively and to identify and respond to any cyberattacks on a timely basis may adversely affect our business. Our internal controls over financial reporting could be adversely impacted by the large number of our employees working remotely. New processes, procedures, and controls may be required to respond to this change in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, our ability to operate our internal controls may be adversely impacted.
The efforts of governmental and non-governmental organizations in combating the spread and severity of COVID-19 or other major public health issues may not be effective. Further, we cannot predict how legal and regulatory responses to concerns about COVID-19 or other major public health issues, will impact our business. For example, state insurance regulators across the country have restricted our ability to cancel certain policies for non-payment, which has impacted and will continue to impact our cash flows from these policies. In addition, some state insurance regulators are restricting the introduction of new communicable disease exclusions by property and casualty insurers.
The extent to which COVID-19 impacts our business, results of operations, financial condition, or liquidity will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions taken to contain or treat its impact.

ITEM 1A. RISK FACTORS — (Continued)

Our actual experience could differ from our estimates and assumptions. Our product pricing includes long-term assumptions such as investment returns, mortality, morbidity (the rate of incidence of illness), persistency (the rate at which policies remain in-force), and operating expenses. Our profitability substantially depends on actual experience being consistent with or better than these assumptions. If we fail to appropriately price our insured risks, or if claims experience is more severe than we assumed, our earnings and financial condition may be negatively affected. Conversely, significantly overpriced risks may negatively impact new business sales and retention of existing business.
Our loss reserves are estimates of amounts needed to pay and administer incurred claims and, as such, are inherently uncertain; they do not and cannot represent exact measures of liability. Inflationary events, especially events outside of historical norms, or regulatory changes that affect the assumptions underlying our estimates can cause variability. For example, increases in costs for auto parts and repair services, construction costs, and commodities (whether as a result of market forces, tariffs or other conditions or events) result in higher losses for property damage claims. Accordingly, our loss reserves could prove to be inadequate to cover our actual losses and related expenses. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Reserves for additional information.
With respect to our investments, the determination of estimates for allowances and impairments varies by investment type and is based upon our periodic evaluation of known and inherent risks associated with the respective asset class. Historical trends and assumed changes may not be indicative of future impairments or allowances. See Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements for further description of our evaluation of impairments.
Assumptions regarding the future realization of deferred tax assets are dependent upon estimating the generation of sufficient future taxable income, including capital gains. If future events differ from our current forecasts and it is determined that deferred tax assets cannot be realized, a deferred tax valuation allowance must be established, with a charge to tax expense.
Interest rate fluctuations and other events may require us to accelerate the amortization of DAC. When interest rates rise, life and annuity surrenders and withdrawals may increase as policyholders seek to buy products with higher or perceived higher returns, impacting estimates of future profits. Significantly lower future profits may cause us to accelerate DAC amortization, and such acceleration could adversely affect our results of operations to the extent such amortization exceeds any surrender or other charges earned as income upon surrender and withdrawal. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, and Part II, Item 8, Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies and Practices, and Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional information.
Our business operations depend on our ability to appropriately distribute, execute and administer our policies and claims. Our primary business is writing and servicing life, annuity, property and casualty, and health insurance for individuals, families and businesses. Any problems or discrepancies that arise in our pricing, underwriting, billing, processing, claims handling or other practices, whether as a result of employee error, vendor error, or technological problems, could have a negative effect on operations and reputation, particularly if such problems or discrepancies are replicated through multiple policies.
Our financial strength ratings could be downgraded. Various Nationally Recognized Statistical Rating Organizations (“NRSROs”) publish financial strength ratings as their opinion of an insurance company’s creditworthiness and ability to meet policyholder and contractholder obligations. As with other rated companies, our ratings could be downgraded at any time and without any notice by any NRSRO. A downgrade or an announced potential downgrade of our financial strength ratings could have multiple adverse effects on us including:
•reducing new sales of insurance and annuity products or increasing the number or amount of surrenders and withdrawals;
•affecting our relationships with our sales force, independent sales intermediaries, and credit counterparties;
•requiring us to offer higher crediting rates or greater policyholder guarantees on our insurance products in order to remain competitive; and
•affecting our ability to obtain reinsurance at reasonable prices.
It is likely that the NRSROs will continue to apply a high level of scrutiny to financial institutions, including us and our competitors, and may adjust the capital, risk management and other requirements employed in the NRSRO models for maintenance of certain ratings levels.

ITEM 1A. RISK FACTORS — (Continued)

Advances in medical technology may adversely affect our business. Genetic testing and diagnostic imaging technology is advancing rapidly. Increases in the prevalence, availability (particularly in the case of direct to consumer genetic testing) and accuracy of such testing may increase our adverse selection risk, as people who learn that they are predisposed to certain medical conditions associated with reduced life expectancy may be more likely to purchase and maintain life insurance. Conversely, people who learn that they lack genetic predisposition to conditions associated with reduced life expectancy may forego the purchase of life insurance, or permit existing policies to lapse, and may be more likely to purchase certain annuity products. Our access to and ability to use medical information, including the results of genetic and diagnostic testing, that is known to our prospective policyholders is important to our underwriting of life insurance and annuities. Some states restrict insurers’ access and use of genetic information, and similar additional regulations and legislation may be adopted. Such regulation and legislation likely would exacerbate adverse risk selection related to genetic and diagnostic testing.
In addition to earlier diagnosis and knowledge of disease risk, medical advances may increase overall health and longevity. If this were to occur, the duration of payments made under certain of our annuity products would be extended beyond our actuarial assumptions, reducing the profitability of such business. This may require us to modify our assumptions, models or reserves.
Information Technology Risk Factors
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
We have strategies and processes to secure, maintain and enhance our existing internal networks, technology and processing infrastructure and our information systems, including updating or replacing certain information systems to keep pace with advancing technology, changing customer preferences and expectations, and increasingly stringent industry and regulatory standards. However, despite these efforts, we still may experience system failures, extended unavailability or other outages, or damage or destruction to internal or external networks or systems, whether caused by intentional or unintentional acts or events, as well as difficulties arising from the implementation of system-security vulnerability patches, third-party system upgrades, and new systems and technologies, any of which could compromise our ability to perform critical functions on a timely basis. For instance, if these systems were inaccessible or inoperable, or if they fail to function properly, the resulting disruptions may impede or interrupt our business operations, cause misstated or unreliable financial data, or impact the effectiveness of our internal controls over financial reporting.
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

ITEM 1A. RISK FACTORS — (Continued)

We receive and transmit legally protected information with and among customers, agents, financial institutions and selected third-party vendors and service providers, including personally identifiable information and non-public information. We have invested significant time and resources towards preventing and mitigating the risks associated with unauthorized access to this data through security penetration and vulnerability assessments, vulnerability patching processes and several layers of data intrusion and detection protection technologies, designs and authentication capabilities. However, because the techniques used to obtain unauthorized access, disable or degrade service, deposit ransomware or sabotage systems constantly evolve and may be difficult to detect for long periods of time, we may be unable to implement adequate preventive measures. In addition, hardware, software or applications we develop or procure from third parties may contain vulnerability defects in design or manufacture or other problems that could unexpectedly compromise information security or access thereto. Consequently, our cybersecurity efforts may not be effective against all security threats and breach attempts in light of increasingly complex and advanced persistent threat techniques and the evolving sophistication of individual and nation state-sponsored cyber-attacks. A breach, whether from external or internal sources, or from the theft or loss of equipment, can result in access, viewing, misappropriation, altering or deleting information in our or a third-party’s systems on which we rely, including customers’, agents’ and employees’ sensitive personal and financial information and our proprietary business information.

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

Our failure to complete and implement technology initiatives in a timely manner could result in the loss of business and incurrence of software development costs that may not be recoverable. Data and analytics play an increasingly important role in the insurance industry. We may initiate multi-year technology projects from time to time to enhance operations or replace aging systems. While technology developments can enhance the utility and value of data and analytics, streamline business processes and ultimately reduce the cost of operations, technology initiatives can also present significant economic and organizational challenges, short-term costs and implementation risks. In addition, projections of expenses and implementation schedules could change materially and costs could escalate over time, while the ultimate utility of a technology initiative could deteriorate over time.
Due to the highly-regulated nature of the insurance industry, we also face increasing costs and competing time constraints in adapting technology to meet compliance requirements of new and proposed regulations. The costs to develop and implement systems to replace our aging systems and to comply with new regulatory requirements as needed over time are expected to be significant. Due to the complexities involved, there can be no assurances that new multi-year projects will be successful and that the costs incurred to develop and implement replacement systems will be recoverable. Furthermore, failure to implement replacement systems in a timely manner could result in loss of business from our delay or inability to design and introduce new insurance products that meet emerging consumer needs and competitive trends.

ITEM 1A. RISK FACTORS — (Continued)

Catastrophic Event Risk Factors
We may incur significant losses resulting from catastrophic events. Our property and casualty operations are exposed to catastrophes caused by natural events, such as hurricanes, tornadoes, wildfires, droughts, earthquakes, snow, hail and windstorms, and manmade events, such as terrorism, riots, explosions, hazardous material releases, and utility outages. Our life and health insurance operations are exposed to the risk of catastrophic mortality or illness, such as a pandemic, an outbreak of an easily communicable disease, or another event that causes a large number of deaths or high morbidity. Our investment operations are exposed to catastrophes as a result of direct investments and mortgages related to real estate. Our operating results may vary significantly from one period to the next since the likelihood, timing, severity, number or type of catastrophe events cannot be accurately predicted. Our losses in connection with catastrophic events are primarily a function of the severity of the event and the amount of our exposure in the affected area.
Climate change may adversely impact our results of operations. There are concerns that the increased frequency and severity of weather-related catastrophes and other losses, such as wildfires, incurred by the industry in recent years is indicative of changing weather patterns, whether as a result of global climate change caused by human activities or otherwise, which could cause such events to persist. Increased weather-related catastrophes would lead to higher overall losses, which we may not be able to recoup, particularly in a highly regulated and competitive environment, and higher reinsurance costs. Certain catastrophe models assume an increase in frequency and severity of certain weather or other events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This would also likely increase the risks of writing property insurance in coastal areas or areas susceptible to wildfires or flooding, particularly in jurisdictions that restrict pricing and underwriting flexibility. The threat of rising seas or other catastrophe losses as a result of climate change may also cause property values in coastal or such other communities to decrease, reducing the total amount of insurance coverage that is required.
In addition, climate change could have an impact on assets in which we invest, resulting in realized and unrealized losses in future periods that could have a material adverse impact on our results of operations and/or financial position. It is not possible to foresee which, if any, assets, industries or markets will be materially and adversely affected, nor is it possible to foresee the magnitude of such effect. Moreover, we cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business or the value of our investments.

Marketplace Risk Factors
Our future results are dependent in part on successfully operating in insurance and annuity industries that are highly competitive with regard to customers, employees and producers. Strong competition for customers has led to increased marketing and advertising by our competitors, many of whom have well-established national reputations and greater financial and marketing resources, as well as the introduction of new insurance products and aggressive pricing. These competitive pressures could result in increased pricing pressures on a number of our products and services, particularly as competitors seek to win market share, and may limit our ability to maintain or increase our profitability. Because of its relatively low cost of entry, the Internet has emerged as a significant place of new competition, both from existing competitors and new competitors. In addition, product development and life-cycles have shortened in many product segments, leading to intense competition with respect to product features.
We compete for customers’ funds with a variety of investment products offered by financial services companies other than insurance companies, such as banks, investment advisors, mutual fund companies and other financial institutions. Moreover, customer expectations are evolving as technology advances and consumers become accustomed to enjoying tailored, easy to-use-services and products from various industries. This is reshaping and raising consumer expectations when dealing with insurance. We are addressing these changing consumer expectations by investing in technology with a particular focus on consumer-facing sales and service platforms, by internally promoting a strategically-focused innovative culture initiative, and by creating internal forums to drive next generation solutions based on consumer insights. However, if we cannot effectively respond to increased competition and such increased consumer expectations, we may not be able to grow our business or we may lose market share.
We compete with other insurers for producers primarily on the basis of our financial position, reputation, stable ownership, support services, compensation, product features and pricing. We may be unable to compete for producers with insurers that adopt more aggressive pricing or compensation, that offer a broader array of products or packages of products, or that have extensive promotional and advertising campaigns. Attracting qualified individuals and retaining existing employees continues to be a challenge for employers. Businesses have become extremely competitive in the ever-changing landscape of the talent marketplace. As a result, it is an increasing challenge to distinguish us as an employer of choice.

ITEM 1A. RISK FACTORS — (Continued)

Our supplemental health business could be negatively affected by alternative healthcare providers or changes in federal healthcare policy. Our Medicare Supplement business is impacted by market trends in the senior-aged healthcare industry that provide alternatives to traditional Medicare such as HMO and other managed care or private plans. The success of these alternative healthcare solutions for seniors could negatively affect the sales and premium growth of traditional Medicare Supplement and impact our ability to offer such products. Additionally, other supplemental products in our portfolio, including Short-Term Care and Limited Benefit plans could be impacted by future federal and state legislation. These products are excluded from coverage requirements in the Healthcare Act. They are designed to fill the niche for consumers unable to get full coverage at any given time. State and federal legislation, either through Congress or the U.S. Department of Health & Human Services ("HHS"), could impact marketing by enacting laws and regulations restricting these products in the market. Changes to healthcare policy could limit the ability to renew/rewrite, impose limitations on the length of coverage periods or limit benefit amounts available in plans.
Litigation and Regulation Risk Factors
Litigation may result in significant financial losses and harm our reputation. Plaintiffs have brought and may bring lawsuits, including class actions, against us relating to, among other things, sales or underwriting practices, alleged agent misconduct, product design, product disclosure, product administration, fees charged, denial or delay claims and benefits, product suitability, claims-handling practices (including the permitted use of aftermarket, non-original equipment manufacturer auto parts), loss valuation methodology, refund practices, employment and producer contracting matters, and breaches of duties to customers. Plaintiffs may seek very large or indeterminate amounts, including punitive and treble damages, and our reputation could be harmed. The damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. Even when successful in the defense of such actions, we incur significant attorneys’ fees, direct litigation costs and substantial amounts of management time that otherwise would be devoted to our business.
We are subject to extensive regulation, and potential further regulation may increase our operating costs, restrict our ability to innovate and limit our growth. We are subject to extensive insurance laws and regulations that affect nearly every aspect of our business. We are also subject to additional laws and regulations administered and enforced by a number of different governmental authorities, such as state securities and workforce regulators, the SEC, the Internal Revenue Service (“IRS”), FINRA, the U.S. Department of Justice, the U.S. Department of Labor (“DOL”), the U.S. Department of Housing and Urban Development (“HUD”), HHS, the Federal Trade Commission and state attorneys general, each of which exercises a degree of interpretive latitude. We face the risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may conflict with that of another regulator or enforcement authority or may change over time to our detriment. Regulatory investigations and examinations, which can be broad and unpredictable, may raise issues not identified previously and could result in new legal actions against us and industry-wide regulations that could adversely affect us. Further, we are experiencing increasing information requests from regulators without corresponding direct regulation being applicable to us, on issues such as climate change, diversity and our investments in certain companies or industries. Responding to such requests adds to our compliance burden.
The laws and regulations applicable to us are complex and subject to change, and compliance is time consuming and personnel-intensive. Changes in these laws and regulations, or interpretations by courts or regulators, may materially increase our costs of doing business and may result in changes to our practices that may limit our ability to grow and improve our profitability. Regulatory developments or actions against us could have material adverse financial effects and could harm our reputation. Among other things, we could be fined, prohibited from engaging in some or all of our business activities, or made subject to limitations or conditions on our business activities.

ITEM 1A. RISK FACTORS — (Continued)

As insurance industry practices and legal, judicial, social, and other conditions outside of our control change, unexpected issues related to claims and coverage may emerge. These changes may include modifications to long established business practices or policy interpretations, which may adversely affect us by extending coverage beyond our underwriting intent or by increasing the type, number, or size of claims. For example, in January 2019, the NYDFS issued Circular Letter No. 1, in which the department set out its views concerning the use of external consumer data sources in the underwriting of life insurance. The NYDFS contends that external data sources can be unreliable and that many are not subject to regulatory oversight. Circular Letter No. 1 further highlights two particular areas of immediate concern for the NYDFS involving the use of external data sources by life insurers. First, the department states that the use of external data sources has a significant potential to negatively impact protected classes of consumers in violation of state and federal anti-discrimination laws, and that insurers should not use an external data source unless the insurer can prove that such source does not violate anti-discrimination laws. Second, the NYDFS contends that an insurer’s use of external data sources is often accompanied by a lack of transparency to consumers, which may implicate unfair trade practice law. Such guidance, or similar guidance adopted by other states, may significantly hinder our use of technological and innovative advances to underwrite and price life insurance accurately. This guidance may also deter the use of what is commonly called “big data” in the underwriting of property and casualty insurance. Moreover, in response to the demonstrations and social unrest that occurred this past summer, the NAIC formed a committee on race and insurance and is focused on underwriting practices that may be unintentional proxy for discrimination. There is a great deal of uncertainty whether traditional underwriting criteria will be restricted by new state laws or regulations.
Federal regulatory changes and initiatives have a growing impact on us. For example, certain federal regulation may impact our property and casualty operations. In 2013, under the Obama Administration, HUD finalized a regulation under the Fair Housing Act that applies to home lenders, landlords and other housing providers. Such regulation prohibits lending and housing practices having a disparate impact against protected classes, even if there is no intent to discriminate. Various legal challenges to this regulation were pursued, culminating in a decision of the U.S. Supreme Court in 2015 generally viewed as favorable to the regulation. More recently, the Trump Administration sought delay and reconsideration of the 2013 regulation. In September 2020, HUD adopted a regulation that substantially revises the 2013 regulation making it more difficult for plaintiffs to bring disparate impact claims under the Fair Housing Act. Nevertheless, there is still concern among property and casualty insurers that the revised regulation could be applied in a manner that adversely impacts price differentiation for homeowners’ policies using traditional risk selection analysis. Further, it is uncertain to what extent the regulation may impact property and casualty industry underwriting practices, particularly given the potential for further changes to the regulation under the Biden Administration. The regulation, whether or not further revised, could increase litigation costs, force changes in underwriting practices, and impair our ability to write homeowners business profitably. In addition, Congress or states may enact legislation affecting insurers’ ability to use credit-based insurance scores as part of the property and casualty underwriting or rating process, which could force changes in underwriting practices and impair our property and casualty operations’ ability to write homeowners business profitably.

There have been federal efforts to change the standards of care applicable to broker-dealers and investment advisers. We have previously reported that in April 2016, under the Obama Administration, the U.S. Department of Labor (“DOL”) issued a regulation that significantly expanded the range of activities considered to be fiduciary investment advice under the Employee Retirement and Income Security Act of 1974 ("ERISA") and the Internal Revenue Code of 1986 (the “fiduciary rule”). The fiduciary rule would have applied ERISA’s fiduciary standard to many insurance agents, broker-dealers, advisers and others not previously subject to the standard when they sell annuities to IRA’s and qualified retirement plans. The fiduciary rule ultimately was vacated on June 21, 2018, by the U.S. Court of Appeals for the Fifth Circuit ending the rule's effectiveness. In response to this ruling, in June 2020, the DOL took administrative action that generally reinstates the regulatory text existing before the 2016 fiduciary rule was enacted. Nevertheless, there are indications that the DOL may propose an alternative fiduciary rule under the Biden Administration.
In addition, the SEC adopted "Regulation Best Interest," which was effective June 1, 2020 and addresses the standards of care applicable to broker-dealers and investment advisers. Regulation Best Interest requires a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities. The rule also requires broker-dealers and investment advisers to provide retail customers a Client Relationship Summary (“Form CRS”) to disclose certain information about the nature of the customer’s relationship with their investment professional, including fees and costs associated with services and conflicts of interest the firm may have.

ITEM 1A. RISK FACTORS — (Continued)

There have also been state efforts to change the standards of care applicable to broker-dealers, investment advisers and insurance producers, including through the NAIC's Suitability in Annuity Transactions Model Regulation and the “Suitability and Best Interests in Life Insurance and Annuity Transactions” regulation adopted by the NYDFS. The NAIC model regulation places suitability responsibilities on insurance companies in the sale of fixed and indexed annuities, including responsibilities for training agents. The NAIC recently has adopted revisions to this model regulation that would further elevate the standard of care for annuity sales and harmonize it with the SEC's new Regulation Best Interest. We anticipate that the revised model will be adopted in some form by many of the states in which we do business. The NYDFS regulation addresses the duties and obligations of insurers and their producers and provides that any transactions with respect to life insurance policies and annuity contracts delivered or issued for delivery in New York must be in the best interest of the consumer and appropriately address the insurance needs and financial objectives of the consumer at the time of the transaction. It further requires that any recommendation must be based on an evaluation of the suitability information of the consumer and reflect the care, skill, prudence and diligence that a prudent person acting in a like capacity and familiar with such matters would use under the prevailing circumstances. Further, a producer’s compensation and other incentives must not influence his or her recommendations. The New York regulation became effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020.
All or any of the above-described federal and state efforts to address the standards of care applicable to broker-dealers, investment advisers and insurance producers could materially affect how our life insurance and annuity products are designed, marketed and serviced. We may find it necessary to change our producer compensation practices, limit the assistance producers can provide to contract owners, replace or engage additional producers, or otherwise change how we design and support sales of our annuities. Any of these regulatory or legislative measures, or judicial rulings regarding the same, or consumer and producer reaction to such measures, could have a material adverse impact on our ability to sell annuities and certain other products and to retain in-force business.

Lastly, international standards continue to emerge in response to the globalization of the insurance industry and evolving standards of regulation, privacy, solvency measurement and risk management. Any international conventions or mandates that directly or indirectly impact or influence the nature of U.S. regulation or industry operations could negatively affect us.
For further discussions of the kinds of regulation applicable to us, see Part I, Item 1, Business, Regulations Applicable to Our Business section.
Changes in tax laws could adversely affect our business. Under current U.S. federal and state income tax laws, certain products we offer, primarily life insurance and annuities, receive tax treatment designed to encourage consumers to purchase these products. This treatment may encourage some consumers to select our products over non-insurance products. The U.S. Congress from time to time may consider legislation that would change the taxation of insurance products and/or reduce the taxation of competing products. Such legislation, if adopted, could materially change consumer behavior, which may harm our ability to sell such products and result in the surrender of some existing contracts and policies. In addition, changes in the U.S. federal and state estate tax laws could negatively affect the demand for the types of life insurance used in estate planning. Uncertainty regarding the tax structure in the future may also cause some current or future purchasers to delay or indefinitely postpone the purchase of products we offer.
New accounting rules or changes to existing accounting rules could negatively impact our business. We are required to comply with GAAP. A number of organizations are instrumental in the development and interpretation of GAAP, such as the SEC, the Financial Accounting Standards Board (“FASB”), and the American Institute of Certified Public Accountants. GAAP is subject to review by these organizations and others and is, therefore, subject to change in ways that could change the current accounting treatments we apply.
We also must comply with Statutory Accounting Principles (“SAP”) in our insurance operations. SAP and various components of SAP (such as actuarial reserving methodology) are subject to review by the NAIC and its taskforces and committees, as well as state insurance departments.
Future changes to GAAP or SAP could impact our product profitability, reserve and capital requirements, financial condition or results of operations. See Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Consolidated Financial Statements for a detailed discussion regarding the impact of the recently issued accounting pronouncements and the future adoption of new accounting standards on the Company.

ITEM 1A. RISK FACTORS — (Continued)

Reinsurance and Counterparty Risk Factors
Reinsurance may not be available, affordable, adequate or collectible to protect us against losses. As part of our risk management strategy, we purchase reinsurance for certain risks that we underwrite. Market conditions, catastrophes, significant public health events (such as the COVID-19 pandemic) and geo-political events beyond our control, including the continued threat of terrorism, influence the availability and cost of reinsurance for new business. In certain circumstances, the price of existing reinsurance contracts may also increase. Reinsurance does not relieve us of our direct liability to our policyholders, even when the reinsurer is liable to us. Our reinsurers may not pay the reinsurance recoverables owed to us or they may not pay these balances on a timely basis.
The counterparties to derivative instruments we use to hedge our business risks could default or fail to perform. We enter into derivative contracts, such as options, with a number of counterparties to hedge various business risks. If our counterparties fail or refuse to honor their obligations, our economic hedges of the related risks will be ineffective. Such counterparty failures could have a material adverse effect on us. See Note 7, Derivative Instruments, of the Notes to the Consolidated Financial Statements for additional details.
Risk Factors Relating to Our Corporate Structure and Ownership of Our Common Stock
We depend on dividends from our operating subsidiaries to pay dividends to our stockholders. The amount of dividends paid by our insurance subsidiaries is limited by law. ANAT is a Delaware holding company with no business operations of its own. Its only significant assets are the capital stock of its subsidiaries. As a result, ANAT relies on funds from its current subsidiaries and any subsidiaries that it may form or acquire in the future to pay dividends to stockholders and to meet its obligations.
The amount of dividends that ANAT’s insurance company subsidiaries can pay is restricted under applicable insurance law and regulations. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the relevant state of domicile. For example, restrictions applicable to Texas-domiciled life insurance companies like ANICO limit the payment of dividends to the greater of the prior year’s statutory net income from operations, or 10% of prior year statutory surplus, in each case determined in accordance with statutory accounting principles.
From time to time, the NAIC has considered, and may in the future consider, proposals to further limit dividend payments that an insurance company may make without regulatory approval. No assurance is given that more stringent restrictions will not be adopted from time to time by the State of Texas or other states in which our insurance subsidiaries are domiciled, and such restrictions could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to ANAT by its insurance company subsidiaries without prior approval from regulatory authorities.

We are controlled by a small number of stockholders. As of December 31, 2020, the Moody Foundation, a charitable trust, beneficially owned approximately 22.75% of our common stock. In addition, Moody National Bank, in its capacity as trustee or agent of various accounts, had the power to vote approximately 47.67% of our common stock as of such date. As a result, subject to applicable legal and regulatory requirements, these institutions have the ability to exercise a controlling influence over matters submitted for stockholder approval, including the composition of our Board of Directors, and through the Board of Directors any determination with respect to our business direction and policies. This concentration of voting power could deter a change of control or other business combination that might be beneficial or preferable to other stockholders. It may also adversely affect the trading price of our common stock if controlling stockholders sell a significant number of shares or if investors perceive disadvantages in owning stock in a company controlled by a small number of stockholders.
Anti-takeover provisions in our Certificate of Incorporation and Amended and Restated Bylaws (“Bylaws”) and under Delaware law may delay or prevent a third-party from acquiring us, which could decrease the value of our common stock. ANAT’s Certificate of Incorporation and Bylaws contain provisions that could make it more difficult for a third-party to acquire us, even if such an acquisition may be beneficial to our stockholders. For example, such provisions authorize our Board of Directors, without stockholder approval, to issue up to 5,000,000 shares of “blank check” preferred stock that could be issued to increase the number of outstanding shares and prevent a takeover attempt; limit the business at special meetings of the stockholders to the purpose stated in the notice of the meeting; and establish advance notice requirements for submitting nominations for election to the Board of Directors and for proposing matters that can be acted upon by stockholders at a meeting, including requirements as to the content and timely provision of such a notice. These provisions, as well as other provisions in our Certificate of Incorporation, our Bylaws, and Delaware law could delay or make more difficult transactions involving a change in control of us or our management.

ITEM 1A. RISK FACTORS — (Continued)

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for substantially all disputes between our stockholders and us, to the fullest extent permitted by law. Such provision could limit the ability of our stockholders to obtain a favorable judicial forum for disputes with us or our directors, officers, stockholders, employees or agents. ANAT’s Certificate of Incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for the following: any derivative action or proceeding brought on behalf of ANAT; any action asserting a claim of breach of a fiduciary duty owed to ANAT or ANAT’s stockholders by any of ANAT’s directors, officers or other employees; any action asserting a claim against ANAT arising pursuant to any provision of the Delaware General Corporation Law or ANAT’s organizational documents; or any action asserting a claim against ANAT that is governed by the internal affairs doctrine.
This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits and increase the costs with respect to such claims. With respect to the federal securities laws and the rules and regulations thereunder, this provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act of 1934, as amended, which provides for the exclusive jurisdiction of the federal courts with respect to such claims. This provision could apply, however, to a suit that falls within one or more of the categories enumerated in the exclusive forum provision and asserts claims under the Securities Act of 1933, as amended (the “Securities Act”), because Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by such act or the rules and regulations thereunder. There is uncertainty as to whether a court would enforce the exclusive forum provision with respect to claims under the Securities Act, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. If a court were to find the exclusive forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations and financial condition.

General Risk Factors
Employee and agent error and misconduct may be difficult to detect and prevent and may result in significant losses. The actions or inaction of our employees, agents, producers, managing general agents, managing general underwriters and third-party administrators could result in losses arising from, among other things, fraud, errors, failure to properly document transactions, failure to obtain proper internal authorization, failure to maintain effective internal controls, or failure to comply with underwriting guidelines or regulatory requirements. It is not always possible to deter or prevent misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which may adversely impact our Company. It is necessary for us to maintain effective internal controls over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures to provide timely and reliable financial and other information. However, we cannot be certain that we will be able to prevent future material weaknesses or that there are no existing, but as yet undiscovered, weaknesses that we need to address. A failure to maintain adequate internal controls may adversely affect our ability to provide information that accurately reflects our financial condition on a timely basis. This could cause an adverse effect on our business, results of operations and the market price of our stock if investors, customers, rating agencies, regulators or others lose confidence in our reported financial and other information, if we become subject to SEC or other regulatory review and sanctions, or if we become subject to litigation that results in substantial fines, penalties or liabilities.
The occurrence of events that are unanticipated in our business continuity and disaster recovery planning could impair our ability to conduct business effectively. Our corporate headquarters are located in Galveston, Texas, on the coast of the Gulf of Mexico and in the past has been impacted by hurricanes. Our League City, Texas offices are designed to support our operations and service our policyholders in the event of a hurricane or other natural disaster affecting Galveston. The primary offices of our property and casualty insurance companies are in Springfield, Missouri and Glenmont, New York, which helps to insulate these facilities and their operations from coastal catastrophes. While we periodically test our business continuity and disaster recovery plans, the severity, timing, duration or extent of an event may be unanticipated by such plans, which could result in an adverse impact on our ability to conduct business. In the event a significant number of our employees or agents were unavailable or unable to work following such a disaster, or if our computer-based data processing, transmission, storage and retrieval systems were affected, our ability to effectively conduct our business could be compromised.
See also Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional details regarding certain risks that we face.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES
We own and occupy our corporate headquarters in Galveston, Texas. We also own and occupy the following properties that are materially important to our operations:
•Three buildings in League City, Texas, which are used primarily by our Life, Health, and Corporate and Other segments.
•Five buildings, four in Springfield, Missouri and the other in Glenmont, New York, which are used primarily by our Property and Casualty segment.
We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above does not include properties we own only for investment purposes.

ITEM 3. LEGAL PROCEEDINGS
Information required for Item 3 is incorporated by reference to the discussion under the heading “Litigation” in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stockholder Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ANAT.”
On December 31, 2020, our year-end closing stock price was $96.12 per share, and there were 621 holders of record of our issued and outstanding shares of common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding securities issued under American National’s 1999 Stock and Incentive Plan as of December 31, 2020. The term for granting additional awards under such plan expired in 2019.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan category
Equity compensation plans
Approved by security holders	—	$80.05	—
Not approved by security holders	—	—	—
Total	—	$80.05	—

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — (Continued)

Performance Graph
The following graph compares the cumulative stockholder return for our common stock for the last five years with the performance of the NASDAQ Stock Market and a NASDAQ Insurance Stock index using NASDAQ OMX Global Indexes. It shows the cumulative changes in value of an initial $100 investment on December 31, 2015, with all dividends reinvested.

$225
$200
$175
$150
$125
$100
$75
DOLLARS
2015
2016
2017
2018
2019
2020
YEARS
American National (ANAT)
NASDAQ Total OMX
NASDAQ Insurance OMX

Value at each year-end of a $100 initial investment made on December 31, 2015:

	December 31,
	2015	2016	2017	2018	2019	2020
American National (ANAT)	$100.00	$124.19	$130.99	$133.33	$127.39	$109.83
NASDAQ Total OMX	100.00	113.01	137.17	129.71	170.14	206.33
NASDAQ Insurance OMX	100.00	120.44	140.85	131.37	160.36	159.45

This performance graph shall not be deemed to be incorporated by reference into our SEC filings or to constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8, Financial Statements and Supplementary Data. For comparison of 2019 to 2018, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 28, 2020.
Caution Regarding Forward-Looking Statements
Certain statements made in this report, including but not limited to the accompanying consolidated financial statements, and the notes thereto appearing in Part II, Item 8, Financial Statements and Supplementary Data herein, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Item 7 ("MD&A"), and the exhibits and financial statement schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning, and include, without limitation, statements regarding the outlook of our business and expected financial performance, and statements relating to the COVID-19 pandemic and its effects on the Company. These forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond our control and have been made based upon our assumptions, expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, that the effect of future developments on us will be as anticipated, or that our risk management policies and procedures will be effective, particularly given the uncertainty relating to the COVID-19 pandemic. We do not make public specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation risks, uncertainties and other factors discussed in Part I, Item 1A, Risk Factors and elsewhere in this report.
Many of these risks and uncertainties have been exacerbated by the COVID-19 pandemic, particularly those described in the Economic and Investment Risk Factors, Litigation and Regulation Risk Factors, and Reinsurance and Counterparty Risk Factors.
COVID-19 Response and Update
On March 11, 2020, the World Health Organization formally declared the outbreak of the novel coronavirus COVID-19 to be a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, alternative arrangements and shutdowns for business and schools, reduction in business activity, widespread unemployment, and overall economic and financial market instability. Through the fourth quarter of 2020, American National is for the most part conducting its normal business operations. However, because of the impact of COVID-19 we have approximately 80% of our back-office employees working remotely.
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
•We are communicating with our board of directors, senior management and employees regarding the ongoing developments of the COVID-19 pandemic. We are communicating through email, company intranet, videos, posters and other signage, an HR email hotline, teleconferences, and online MS Teams meetings.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•We have implemented multiple communication avenues to keep our customers, vendors and producers informed, including:
•Provide regular communications to producers with updates on our operations and service, contacts for support, available resources, and expectations;
•Engage in ongoing communications with critical vendors related to their business continuity plans; and
•Provide an overview of our response to COVID-19 on our corporate website.
•During 2020, we offered leniency and flexibility on premium payments and other deadlines, in some cases pursuant to regulatory requirements for customers impacted by the COVID-19 outbreak, as discussed elsewhere in this report.
•We also reduced premiums for some of our property and casualty policies by providing policy credits or exposure adjustments to personal automobile insurance, workers compensation or other commercial policies, in some cases pursuant to regulatory requirements.
•We have assessed our facilities, systems, policies and procedures and have implemented plans to continue critical operations and services while many employees are working off-site. The implementation of these plans across all locations was addressed simultaneously in accordance with standards and procedures for remote access that existed prior to the current challenges COVID-19 has introduced. We also have plans for increasing capacity in critical operations should employees in any of our locations become unavailable to work due to COVID-19 health issues. We are continuing to evaluate our cybersecurity program for the next challenges that COVID-19 might cause.
•We have provided our employees education and training with respect to cybersecurity issues that may arise relating to COVID-19 and working remotely.
•We have provided our managers resources on leading virtually, virtual meeting tips and transitioning back to the office.
•We deferred salary merit and promotional increases which are traditionally effective in May 2020 to September 15, 2020. Promotions were effective in May, however there were no corresponding compensation adjustments until September 15, 2020. During the third quarter, the board of directors approved the salary actions that had previously been deferred. Salary merit and promotional increases were paid to employees effective September 15, 2020. The pay was not retroactive.
•We have suspended our summer Internship Program for 2020 and plan to resume these efforts in 2021.
•We developed return-to-office programs as we transition through the different reopening situations at our locations. During the fourth quarter of 2020, viral infections in the general population had begun to increase again resulting in resumption of restrictions in certain areas in which we operate. As a result, we have temporarily paused further return-to-office plans at our locations until May 2021.
•We have provided alternatives to employees who are working remotely who wish to receive a free flu shot.
•We have taken numerous steps to promote the safety of our employees in keeping current with the local and state mandates and health expert recommendations including:
•Enhanced cleaning protocols by increasing the cleaning rounds per day and focusing on high touch areas, including door handles, elevator knobs, etc.
•Practice social distancing and promote safe interactions by not congregating in general areas such as workrooms, breakrooms and copier rooms, refraining from shaking hands, staying 6 feet apart, and keeping in-person meetings short and opting for teleconference, email and phone calls.
•Require all employees to wear face coverings when they enter our buildings, in common areas and whenever they are away from their workspace.
•Provide face masks to all employees, primarily those who are unable to work remotely and those returning to the office.
•Placed signs regarding social distancing guidelines, wearing of face masks, and washing hands around high traffic areas.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•Posted social distancing markers and additional signage throughout the buildings as reminders to remain six feet apart.
•Procured and maintained sufficient supply of hand sanitizer and sanitizing wipes for use at entry points and common areas.
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

No assurance can be given that these actions will be successful, nor can we predict the level of disruption that will occur should the COVID-19 pandemic and its related macroeconomic risks continue for an extended period of time. Given this uncertainty, we are unable to quantify with reasonable confidence the expected impact of the COVID-19 pandemic on our future operations, financial condition, liquidity and results of operations. The wide-ranging social, economic and financial consequences of the COVID-19 pandemic and the possible effects of ongoing and future governmental action in response to COVID-19 compound this uncertainty. Additional information regarding risks and uncertainties related to the COVID-19 pandemic are set forth in Part I, Item 1A, Risk Factors.
This MD&A should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8, Financial Statements and Supplementary Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Overview
American National Insurance Company ("ANICO"), founded in 1905 and headquartered in Galveston, Texas, and other American National ("ANAT") subsidiaries offer a broad spectrum of products and services, which include life insurance, annuities, property and casualty insurance, health insurance, credit insurance, and pension products. The American National companies operate in all 50 states, the District of Columbia and Puerto Rico. In addition to American National Insurance Company, major subsidiaries include American National Life Insurance Company of Texas, American National Life Insurance Company of New York, American National Property and Casualty Company, Garden State Life Insurance Company, Standard Life and Accident Insurance Company, Farm Family Casualty Insurance Company and United Farm Family Insurance Company.
Our business has been and will continue to be influenced by several industry-wide, segment or product-specific trends and conditions. In our discussion below, we first outline the broad macro-economic or industry trends (General Trends) that we expect to impact our overall business. Second, we discuss certain segment-specific trends we believe may impact individual segments or specific products within these segments.
Segments
Our insurance segments do not directly own assets. Rather, assets are allocated to support the liabilities and capital allocated to each segment. The mix of assets allocated to each of the insurance segments is intended to support the characteristics of the insurance liabilities within each segment including expected cash flows and pricing assumptions, and is intended to be sufficient to support each segment’s business activities. We have utilized this methodology consistently over all periods presented.
The Corporate and Other segment acts as the owner of all invested assets of the Company. The investment income from the invested assets is allocated to the insurance segments in accordance with the assets allocated to each insurance segment. Earnings of the Corporate and Other segment are derived from income related to invested assets not allocated to the insurance segments and from our non-insurance subsidiaries. All realized investment gains and losses, which includes other-than-temporary impairments (“OTTI”) and credit losses, are recorded in this segment.
General Trends
Our business, financial condition and results of operations are materially affected by economic and financial market conditions. The U.S. and global economies, as well as the capital markets, continue to show mixed signals, and uncertainties continue to be significant factors in the markets in which we operate. Factors such as consumer spending, business investment, the volatility of the capital markets, the level of interest rates, unemployment, the level of participation in the workforce and the risk of inflation or deflation will affect the business and economic environment and, in turn, impact the demand for the type of financial and insurance products we offer. Adverse changes in the economy could have a material adverse effect on us. However, we believe those risks are somewhat mitigated by our financial strength, active enterprise risk management and disciplined underwriting for our products. Our diverse product mix and distribution channels across insurance segments is a strength that we expect will help us adapt to the volatile economic environment and give us the ability to serve the changing needs of our customers. Additionally, through our long-term business approach, we believe we are financially strong, and we are committed to providing a steady and reliable source of financial protection for policyholders.
Interest Rates: The low-interest rate environment is a challenge for life and annuity insurers as the spreads on deposit-type contracts remain narrow, especially as interest rates have approached minimum crediting rates. Low market interest rates reduce the spreads between the amounts we credit to fixed annuity and individual life policyholders and the amounts we earn on the investments that support these obligations. Our ALM Committee actively manages the profitability of these blocks of business. In previous years, we reduced the guaranteed minimum crediting rates on new fixed annuity contracts, which has afforded us the flexibility to respond to the unusually low-interest rate environment. We have also reduced crediting rates on in-force contracts, where permitted to do so. These actions help mitigate the adverse impact of low interest rates on the profitability of these products, although sales volume may be negatively impacted as a result. We also maintain assets with various maturities to support product liabilities and ensure liquidity. A gradual increase in longer-term interest rates relative to short-term rates generally will have a favorable effect on the profitability of our products. Rapidly rising interest rates could result in reduced persistency of our spread-based products, if contract holders shift assets into higher yielding investments. We believe our ability to react quickly to the changing marketplace will help us manage this risk.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The interest rate environment affects estimated future profit projections, which could impact the amortization of our DAC assets and the estimates of policyholder liabilities. Significantly lower future estimated profits may cause us to accelerate the amortization of DAC or require us to establish additional policyholder liabilities, thereby reducing earnings. We periodically review assumptions with respect to future earnings to ensure they remain appropriate considering the current interest rate environment.
Low interest rates are also challenging for property and casualty insurers. Investment income is an important element in earning an acceptable return on capital. Lower interest rates resulting in lower investment income require us to achieve better underwriting results. We have adjusted policy prices to help mitigate the adverse impact of low interest rates on our property and casualty business.
Changing Regulatory Environment: The insurance industry is primarily regulated at the state level, although some life and annuity products and services are also subject to U.S. federal regulation. We are regularly subjected to additional or changing regulation that requires us to update systems, change product structure, increase the amount of reporting or adopt changes to distribution. These changes may increase the capital requirements for us and the industry, increase operating costs, change our operating practices and change our ability to provide products with pricing attractive to the marketplace.
Importance of Operating Efficiencies: The volatile economic environment and costs associated with greater regulation create a further need for operating efficiencies. We manage our cost base while maintaining our commitment to provide superior customer service to policyholders and agents. Investments in technology are coordinated through a disciplined project management process. We anticipate continuous improvement in our use of technology to enhance our policyholders’ and agents’ experience and increase our overall operating effectiveness.
Increased Role of Advanced Technology: The use of mobile technology has changed the way consumers want to conduct their business, including real-time access to information. Many customers expect to complete transactions in a digital format instead of traditional methods that require a phone call or submission of paper forms. Social media and other customer-facing technologies also reshape the way companies communicate and collaborate with key stakeholders, and new tools exist to better collect and analyze information for potential business opportunities and better management of risks. For example, we have mobile-enabled all internet-based access and leveraged social media channels to reach out to potential customers to promote awareness of the company, including the products and services offered. We expect that technology will continue to evolve, offering new and more effective ways to reach and service our customers and shareholders. We evaluate available and evolving technologies and incorporate those we believe offer appropriate benefits to the company and its customers.
Continued Challenges of Talent Attraction and Retention: Attracting qualified individuals and retaining existing employees continues to be a challenge for employers. Businesses have become extremely competitive in the ever-changing landscape of the talent marketplace. As a result, it is an increasing challenge to distinguish us as an employer of choice.
To address these challenges, we continue to seek out new and expanded uses for technology and social media that enhance our employer brand and educate candidates on the many benefits of working for us. Our planning and outreach efforts to develop a more diverse and inclusive workplace continue and help to strengthen the engagement of current employees as well as attract future employees. We continue to amplify the voice of our employees with regular surveys which help us grow and innovate. We actively value the perspectives that each employee brings and encourage broader employee influence on how decisions are made. As a result, we continue to experience increase in overall employee engagement. Providing robust career development conversations and career paths, personal growth opportunities and effective succession planning are also important elements of our retention and employee development efforts.
During the COVID-19 pandemic, the Company has devoted key resources to make employee health and safety a top priority. These efforts are having a positive impact as reflected in recent employee engagement survey results. Additionally, as we speak with candidates during the talent acquisition process, our precautions and protocols to ensure employee safety have been important to them when making the decision to join us. As we proceed though the pandemic, employee safety, productivity and retention are vital to meeting business goals and objectives.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life and Annuity
Life insurance and annuity are mainstay segments, as they have been during our long history.
Effective management of invested assets and associated liabilities using crediting rates and, where applicable, financial hedging instruments (which we use as economic hedges of equity-indexed life and annuity products), is important to the success of our Life and Annuity segments. Asset “disintermediation,” the risk of large outflows of cash at times when it is disadvantageous to us to dispose of invested assets, is a risk associated with these segments as are rates of mortality and surrenders that exceed our assumptions.
Demographics: We believe a key driver shaping the actions of the life insurance industry is the rising income protection, wealth accumulation and insurance needs of an increasing number of retirees. As a result of increasing longevity and uncertainty regarding the Social Security System and an ongoing transition from defined benefit pension plans to 401(k) type retirement plans, retirees will need to accumulate sufficient savings to support retirement income requirements.
We believe we are well positioned to address the increasing need for savings tools and income protection. We believe our overall financial strength and broad distribution channels position us to respond with a variety of products for individuals approaching retirement age, who seek information to plan for and manage their retirement needs. We believe our products that offer guaranteed income flows are well suited to serve this market.
Competitive Pressures: In recent years, the competitive landscape of the U.S. life insurance industry has shifted. Established insurers are competing against each other and also against new market entrants that are developing products to attract the interest of the growing number of retirees. Competition exists in terms of retaining and acquiring consumers’ business and also in terms of access to producers and distributors. Consolidation among distributors coupled with the aging sales force remains a challenge among insurers. In addition, the increased technological sophistication of consumers necessitates that insurers and distributors invest significant resources in technology to adapt to consumer expectations. We believe we possess sufficient scale, financial strength, resources and flexibility to compete effectively.
We believe we will continue to be competitive in the life and annuity markets through our broad line of products, diverse distribution channels, and consistent high level of customer service. We modify our products to meet customer needs and to expand our reach where we believe we can obtain profitable growth.
Health
As a result of the Healthcare Acts of 2010 new opportunities were created in the limited benefit and supplemental product markets. In recent years, we built a portfolio of such products to be sold in the worksite market as well as to individuals. We believe that changes to the Healthcare Acts that removed the tax consequences for not having health coverage and the removal of limitations on Short Term Medical products could significantly increase our production. We also continue to expand our presence in the worksite market to generate new opportunities in the broker market, as well as developing and implementing a captive sales force.
We expect our Managing General Underwriter (“MGU”) business to remain stable during 2021. We generally retain only 10% of the premiums and risks produced by MGUs. The majority of the revenue generated from this business is fee income included in “Other income” of the Health segment’s operating results.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Property and Casualty
We offer our personal and commercial property and casualty lines of business primarily through our multiple line agencies. We favor a balanced, focused and collaborative approach to both growth and profitability through the development of successful agencies.
To acquire and retain profitable business, we use sophisticated pricing models and risk segmentation, along with a focused distribution force. We believe this approach allows us to make product enhancements and offer programs that are charging an appropriate premium for the risk.
Demand for property and casualty credit-related insurance products continues to increase. We continue to update credit-related insurance product offerings and pricing to meet changing market needs, as well as adding new agents to expand market share in the credit-related insurance market. We are reviewing and implementing procedures to enhance customer service while, simultaneously, looking for efficiencies to reduce administrative costs.
Competitive Pressures: The property and casualty insurance industry remains highly competitive. Despite the competitive environment, we expect to identify profitable opportunities through our strong distribution channels, expanding geographic coverage, marketing efforts, new product development and pricing sophistication.
Critical Accounting Estimates
The preparation of financial statements in accordance with GAAP requires estimates and assumptions that often involve a significant degree of judgment. These estimates and judgments include expectations of current and future mortality, morbidity, persistency, claims and claim adjustment expenses, recoverability of receivables, investment returns and interest rates which extend well into the future. In developing these estimates there is inherent uncertainty, and material changes to facts and circumstances may develop. Although variability is inherent in these estimates, we believe the amounts as reported are appropriate based upon the facts available upon compilation of the consolidated financial statements.
On an ongoing basis, management reviews the estimates and assumptions used in preparing the financial statements. If current facts and circumstances warrant modifications in estimates and assumptions, our financial position and results of operations as reported in the consolidated financial statements could change significantly.
A description of these critical accounting estimates is presented below. Also, see the Notes to the Consolidated Financial Statements for additional information.

Future Policy Benefits
Life and Annuity Reserves
Life Reserving—Principal assumptions used in the determination of the reserves for future policy benefits are mortality, policy lapse rates, investment return, inflation, expenses and other contingent events as appropriate to the respective product type. Reserves for incurred but not reported (“IBNR”) claims on life policies are calculated using historical claims information. Reserves for interest-sensitive and variable universal life insurance policies are equal to the current account value calculated for the policyholder. Some of our universal life policies contain secondary guarantees, for which additional reserves are recorded based on the term of the policy.
Annuity Reserving—Reserves for payout annuities with more than insignificant amounts of mortality risk are calculated in accordance with the applicable accounting guidance for limited pay insurance contracts. Benefit and maintenance expense reserves are calculated by using assumptions reflecting our expectations of future costs, including an appropriate margin for adverse deviation. These assumptions are locked-in at issue and generally reflect pricing assumptions from that period. If the resulting reserve would otherwise cause profits to be recognized at the issue date, additional reserves are recorded. The resulting recognition of profits would be gradual over the expected life of the contract.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Reserves for fixed deferred annuities are established equivalent to the account value held on behalf of the policyholder. Reserves for indexed annuities are calculated in accordance with derivative accounting guidance which defines a host liability for return of principal and guaranteed interest, and an embedded derivative liability for funded benefits in excess of the host guarantee. Additional reserves for benefits that can exceed contract fund value, such as lifetime income riders, are determined as needed in accordance with the applicable accounting guidance. The profit recognition on deferred annuity contracts is gradual over the expected life of the contract. No immediate profit is recognized on the sale of the contract.
Key Assumptions—The following assumptions reflect our best estimates and may impact our life and annuity reserves:
•Future lapse rates will remain reasonably consistent with our current expectations;
•Mortality rates will remain reasonably consistent within standard industry mortality table ranges; and
•Future interest spreads will remain reasonably consistent with our current expectations.
Recoverability—At least annually, we test the adequacy of the net benefit reserves (policy benefit reserves less DAC) recorded for life insurance and annuity products. To perform the tests, we use our current best-estimate assumptions as to policyholder mortality, persistency, maintenance expenses and invested asset returns.
For interest-sensitive business, best-estimate assumptions are updated to reflect observed changes based on experience studies and current economic conditions. We reflect the effect of such assumption changes in DAC and reserve balances accordingly. Due to the long-term nature of many of the liabilities, small changes in certain assumptions may cause large changes in profitability. In particular, changes in estimates of the future invested asset return have a large effect on the degree of reserve adequacy and DAC recoverability.
For traditional business, a “lock-in” principle applies, whereby the assumptions used to calculate the benefit reserves and DAC are set when a policy is issued and do not change with changes in actual experience. These include margins for adverse deviation in the event that actual experience differs from the original assumptions.
Health Liability for Unpaid Claims
Health liabilities for unpaid claims are established using the following methods:
Completion Factor Approach—This method assumes that the historical claim patterns will be an accurate representation of unpaid claim liabilities. An estimate of the unpaid claims is calculated by subtracting period-to-date paid claims from an estimate of the ultimate “complete” payment for all incurred claims in the period. Completion factors are calculated which “complete” the current period-to-date payment totals for each incurred month to estimate the ultimate expected payout.
Tabular Claims Reserves—This method is used to calculate the reserves for long-term care and disability income blocks of business. These reserves rely on published valuation continuance tables created using industry experience regarding assumptions of continued morbidity and subsequent recovery. Reserves are calculated by applying these continuance tables, along with appropriate company experience adjustments, to the stream of contractual benefit payments. These expected benefit payments are discounted at the required interest rate.
Future Policy Benefits—Reserves are equal to the aggregate of the present value of expected future benefit payments, less the present value of expected future premiums. Morbidity and termination assumptions are based on our experience or published valuation tables when available and appropriate.
Premium Deficiency Reserves—Deficiency reserves are established when the expected future claim payments and expenses for a classification of policies are in excess of the expected premiums for these policies. The determination of a deficiency reserve takes into consideration the likelihood of premium rate increases, the timing of these increases, future net investment income, and the expected benefit utilization patterns. We have established premium deficiency reserves for portions of the major medical business and the long-term care business that are in run-off. The assumptions and methods used to determine the deficiency reserves are reviewed periodically for reasonableness, and the reserve amount is monitored against emerging losses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Property and Casualty Liability for Unpaid Claims and Claim Adjustment Expenses
Liability for unpaid claims and Claim Adjustment Expense (“CAE”)—Property and casualty liability for unpaid claims and CAE are established to provide for the estimated cost of settling and paying both reported as well as IBNR claims. The two major categories of CAE are defense and cost containment expense, and adjusting and other expense. The details of property and casualty liability for unpaid claims are shown below (in thousands):

	December 31, 2020			December 31, 2019
	Gross	Ceded	Net	Gross	Ceded	Net
Case	$628,729	$60,081	$568,648	$656,367	$62,543	$593,824
IBNR	518,358	32,926	485,432	449,718	25,826	423,892
Total	$1,147,087	$93,007	$1,054,080	$1,106,085	$88,369	$1,017,716

Case Reserves—Reserves for reported losses are determined on either a judgment or a formula basis, depending on the timing and type of the loss. The formula reserve is a fixed amount for each claim of a given type based on historical paid loss data for similar claims with a provision for claim inflation. Judgment reserve amounts replace initial formula reserves and are set for each loss based on facts and circumstances of each case and the expectation of damages. We regularly monitor the adequacy of reserves on a case-by-case basis and change the amount of such reserves as necessary.
IBNR—IBNR liabilities are estimated based on many variables including historical statistical information, inflation, legal environment, economic conditions, trends in claim severity and frequency as well as other factors affecting the adequacy of claim reserves. Loss and premium data is aggregated by exposure class and by accident year. IBNR liabilities are estimated by projecting ultimate losses on each class of business and subtracting paid losses and case reserves. Our overall reserve practice provides for ongoing claims evaluation and adjustment based on the development of related data and other relevant information pertaining to claims. Adjustments in aggregate reserves, if any, are included in the results of operations for the period during which such adjustments are made.
The property and casualty liabilities for unpaid claims are established to recognize future development on reported losses for each line of business. The estimation of these amounts is subject to significant uncertainty due to the volatile nature of property and casualty insurance liabilities. The estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. See the following paragraphs as well as Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements for additional information.
The evaluation process to determine liability for unpaid claims involves the collaboration of underwriting, claims and actuarial departments. The process also includes consultation with independent actuarial firms as part of our process of gaining reassurance that claims and CAE liability estimate sufficiently, all obligations arising from all losses incurred as of year-end.
Premium Deficiency Reserve—Deficiency reserves are recorded when the expected claims payments and policy maintenance costs for a product line exceed the expected premiums for that product line. The estimation of a deficiency reserve considers the current profitability of a product line using anticipated claims, CAE, and policy maintenance costs. The assumptions and methods used to determine the need for deficiency reserves are reviewed periodically for reasonableness. There were no reserves of this type at December 31, 2020 and December 31, 2019, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Property and Casualty Reserving Methodology—The following methods are utilized:
•Initial Expected Loss Ratio—This method calculates an estimate of ultimate losses by applying an estimated loss ratio to actual earned premium for each calendar/accident year. This method is appropriate for classes of business where the actual paid or reported loss experience is not yet mature enough to influence initial expectations of the ultimate loss ratios.
•Pegged Frequency and Severity—This method uses actual claims count data and emergence patterns of older accident periods to project the ultimate number of reported claims for a given accident year. A similar process projects the ultimate average severity per claim so that the product of the two projections results in a projection of ultimate loss for a given accident year.
•Bornhuetter-Ferguson—This method uses, as a starting point, either an assumed Initial Expected Loss Ratio Method or Pegged Frequency and Severity method and blends in the loss ratio or frequency and severity implied by the claims experience to date by using loss development patterns based on our historical experience. This method is generally appropriate where there are few reported claims and an unstable pattern of reported losses.
•Loss or Expense Development (Chain Ladder)—This method uses actual loss or defense and cost containment expense data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. This method is appropriate when there is a relatively stable pattern of loss and expense emergence and a relatively large number of reported claims.
•Ratio of Paid Defense and Cost Containment Expense to Paid Loss Development—This method uses the ratio of paid defense and cost containment expense to paid loss data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. In this method, an ultimate ratio of paid defense and cost containment expense to paid loss is selected for each accident period. The selected paid defense and cost containment expense to paid loss ratio is then applied to the selected ultimate loss for each accident period to estimate the ultimate defense and cost containment expense. Paid defense and cost containment expense is then subtracted from the ultimate defense and cost containment expense to calculate the unpaid defense and cost containment expense for that accident period.
•Calendar Year Paid Adjusting and Other Expense to Paid Loss—This method uses a selected prior calendar years’ paid expense to paid loss ratio to project ultimate loss adjustment expenses for adjusting and other expense. A percentage of the selected ratio is applied to the case reserves (depending on the line of insurance) and 100% to the indicated IBNR reserves. These ratios assume that a percentage of the expense is incurred when a claim is opened and the remaining percentage is paid throughout the claim's life.
The basis of our selected single point best estimate on a particular line of business is often a blended result from two or more methods (e.g. weighted averages). Our estimate is highly dependent on actuarial and management judgment as to which method(s) is most appropriate for a particular accident year and class of business. Our methodology changes over time, as new information emerges regarding underlying loss activity and other factors.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Key Assumptions—The following assumptions reflect our best estimates and may impact our property and casualty reserves:
•The expected loss development patterns, estimated primarily using our historical loss experience;
•The expected loss ratios, claim frequency and severity, estimated primarily using our historical loss experience;
•Consistent claims handling, reserving and payment processes;
•No unusual growth patterns or unexpected changes in the mix of business; and
•No significant prospective changes in laws that would significantly affect future payouts.

Management believes our reserves at December 31, 2020 are adequate. New information, regulation, events or circumstances unknown at the original valuation date, however, may result in future development resulting in ultimate losses being significantly greater or less than the recorded reserves at December 31, 2020.

Deferred Policy Acquisition Costs
We had a DAC asset of approximately $1.4 billion and $1.4 billion at December 31, 2020 and 2019, respectively. See Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional details.
We believe the estimates used in our DAC calculations provide insight into how variations in assumptions and estimates would affect our business. The following table displays the sensitivity of reasonably likely changes in assumptions in the DAC amortization for our long-duration business at December 31, 2020 (in thousands):

Increase (Decrease) in DAC
Increase in future investment margins of 25 basis points	$47,856
Decrease in future investment margins of 25 basis points	(54,304)
Decrease in future life mortality by 1%	1,768
Increase in future life mortality by 1%	(1,702)

Reinsurance
We manage our insurance underwriting risk exposures by purchasing reinsurance. We manage counterparty risk by entering into agreements with reinsurers we consider creditworthy, generally measured by the individual entity or entities’ financial strength rating. However, we do require a specified minimum rating by a NRSRO. We monitor the concentrations of the reinsurers and reduce the participation percentage of lower-rated and unrated companies when appropriate in our judgment. While we believe we currently have no significant credit risk related to reinsurance counterparties, we continue to monitor their financial condition.
Some of our reinsurance contracts contain clauses that allow us to terminate the participation with reinsurers whose ratings are downgraded. Information used in our risk assessment is comprised of industry ratings, recent news and reports, and a limited review of financial statements. We also may require reinsurers not licensed in our state of domicile or with whom we have limited experience, to provide letters of credit, trust agreements, or cash advances to fund their share of reserves.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Allowance for Credit Losses
On January 1, 2020, we adopted ASC 326, Financial Instruments—Credit Losses, accounting guidance related to the allowance for credit losses. Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Consolidated Financial Statements in Item 8. The new standard significantly changes how entities measure credit losses for most financial assets and reinsurance recoverables that are not measured at fair value through net income. The guidance replaces the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. Refer to Note 4, Investment in Securities, and Note 5, Mortgage Loans, of the Notes to the Consolidated Financial Statements in Item 8 for further discussion of the accounting policies and methodologies for establishing the allowance for credit losses.

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
•The allowance for credit losses is also affected by factors outside of our control including, but not limited to, market volatility, deterioration in the credit or prospects of companies and governmental entities, political uncertainty, industry trends, pandemics, and trends in interest rates; and
•Management judgment is required to determine which models, methodologies, and scenario conditions are used to calculate the allowance for credit losses to produce a reasonable estimate that encompasses the expected lifetime credit losses.
Since our estimate for the allowance for credit losses relies on management judgment and is sensitive to factors outside of our control, as noted above, there are inherent uncertainties within the estimates. As a result, the changes in the allowance for credit losses could materially impact our consolidated financial statements.
Valuation of Financial Instruments
The fair value of available-for-sale fixed maturity and equity securities is determined by management using one of the three primary sources of information: the quoted prices in active markets; third-party pricing services; or independent broker quotations. Estimated fair value of securities based on quoted prices in active markets is readily and regularly available; therefore, valuation of these securities generally does not involve management judgment. For securities without quoted prices, fair value measurement is determined using third-party pricing services’ proprietary pricing applications. Typical inputs used by the models are relevant market information, benchmark curves, benchmark pricing of like securities, sector groupings and matrix pricing. Any securities remaining unpriced after utilizing the first two pricing methods are submitted to independent brokers for prices. We have analyzed the third-party pricing services and independent brokers’ valuation methodologies and related inputs, and have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Management completes certain tests throughout the year and at year-end to determine that prices provided by our pricing services are reasonable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The Company sells equity-indexed universal life and equity-indexed deferred annuity contracts with guaranteed minimum benefits, some of which contain embedded derivatives that are required to be bifurcated from a host reserve, separately accounted for, and measured at fair value. We utilize over-the-counter equity options to hedge our exposure to equity-indexed universal life and equity-indexed deferred annuity benefits, and the fair values for these options are sourced from broker quotations. Accounting guidance requires a fair value calculation as part of equity-indexed policy reserves. This is called the value of embedded derivative ("VED") and the other part of the indexed policy reserve is called the host reserve. The embedded derivative represents future benefit cash flows in excess of the minimum guarantee cash flows. The host covers the minimum guarantee cash flows. Both the VED and the host reserve are calculated by a vendor-sourced reserve valuation system. The VED calculation model incorporates assumptions related to current option pricing (such as implied volatility and interest rates), future policyholder behavior (such as surrenders and withdrawals), and factors affecting the value of future indexed interest periods (such as option budgets). These assumptions are evaluated annually by management with any changes in the estimated fair value resulting in a cumulative charge or credit to income from operations.
Pension and Postretirement Benefit Plans
The Company has frozen each of its defined benefit pension plans. Our pension and postretirement benefit obligations and related costs covering our employees are estimated using actuarial concepts in accordance with the relevant accounting guidance. The discount rate and the expected return on plan assets are important elements of expense and/or liability measurements. Each year, these key assumptions are reevaluated to determine whether they reflect the best estimates for the current period. Changes in the methodology used to determine the best estimates are made when facts or circumstances change. Other assumptions involve demographic factors such as retirement age, mortality and turnover. The expected long-term rate of return on plan assets is determined by a modeling method utilizing several factors which is described further in Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 2, Summary of Significant Accounting Policies and Practices, Pension and Postretirement Benefit Plans. See Item 8, Financial Statements and Supplementary Data, Notes to the Consolidated Financial Statements, Note 18, Pension and Postretirement Benefits for additional details.
Litigation Contingencies
Based on information currently available, we believe that amounts ultimately paid, if any, arising from existing and currently potential litigation would not have a material effect on our results of operations and financial condition. However, it should be noted that the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs, continues to create the potential for an unpredictable judgment in any given lawsuit. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than we anticipate, the resulting liability could have a material impact on the consolidated financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Consolidated Results of Operations
The following sets forth the consolidated results of operations (in thousands):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
PREMIUMS AND OTHER REVENUES
Premiums	$2,218,074	$2,182,794	$2,228,193	$35,280	$(45,399)
Other policy revenues	310,746	305,256	285,549	5,490	19,707
Net investment income	933,685	1,077,406	858,367	(143,721)	219,039
Net realized investment gains	35,660	30,751	16,931	4,909	13,820
Change in investment credit loss	(102,603)	—	—	(102,603)	—
Net gains (losses) on equity securities	356,281	422,535	(107,188)	(66,254)	529,723
Other income	40,556	51,401	44,530	(10,845)	6,871
Total premiums and other revenues	3,792,399	4,070,143	3,326,382	(277,744)	743,761
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	748,083	667,828	708,313	80,255	(40,485)
Claims incurred	1,121,742	1,151,166	1,171,659	(29,424)	(20,493)
Interest credited to policyholders’ account balances	321,042	511,999	315,684	(190,957)	196,315
Commissions for acquiring and servicing policies	553,600	532,634	564,054	20,966	(31,420)
Other operating expenses	515,413	524,888	497,011	(9,475)	27,877
Change in deferred policy acquisition costs (1)	(5,678)	(12,749)	(71,497)	7,071	58,748
Total benefits, losses and expenses	3,254,202	3,375,766	3,185,224	(121,564)	190,542
Income before federal income taxes and other items	$538,197	$694,377	$141,158	$(156,180)	$553,219
(1)A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the years ended December 31, 2020 to 2019
Earnings decreased primarily due to the following:
•A decrease in net gains on equity securities resulting from less favorable market conditions
•An increase in the allowance for credit losses due to the economic disruptions caused by the COVID-19 pandemic
The decrease in earnings was partially offset by the following:
•An improvement in earnings from our Property and Casualty segment primarily from our personal auto products

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life
Life segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
PREMIUMS AND OTHER REVENUES
Premiums	$396,099	$359,419	$350,012	$36,680	$9,407
Other policy revenues	295,263	288,061	270,839	7,202	17,222
Net investment income	261,389	263,788	233,181	(2,399)	30,607
Other income	2,084	1,967	2,266	117	(299)
Total premiums and other revenues	954,835	913,235	856,298	41,600	56,937
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	533,925	449,252	417,702	84,673	31,550
Interest credited to policyholders’ account balances	75,943	80,950	54,249	(5,007)	26,701
Commissions for acquiring and servicing policies	167,548	162,203	158,657	5,345	3,546
Other operating expenses	182,395	190,104	190,835	(7,709)	(731)
Change in deferred policy acquisition costs (1)	(53,756)	(26,036)	(33,893)	(27,720)	7,857
Total benefits, losses and expenses	906,055	856,473	787,550	49,582	68,923
Income before federal income taxes and other items	$48,780	$56,762	$68,748	$(7,982)	$(11,986)
(1)A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the years ended December 31, 2020 to 2019
Earnings for our Life segment decreased primarily due to the following:
•An overall increase in mortality primarily from deaths we believe are directly and indirectly attributable to COVID-19
The decrease in earnings was partially offset by the following:
•Better persistency, resulting in an increase in premiums and other policy revenues
•Lower DAC amortization driven by better persistency

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life Insurance Sales
The following table presents life insurance sales as measured by annualized premium, a statistical measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
Traditional Life	$62,044	$56,681	$57,714	$5,363	$(1,033)
Universal Life	28,900	28,673	25,270	227	3,403
Indexed UL	30,643	36,906	33,543	(6,263)	3,363
Total Recurring	121,587	122,260	116,527	(673)	5,733
Single and excess (1)	1,509	2,193	3,336	(684)	(1,143)
Credit life (1)	8,140	10,723	8,076	(2,583)	2,647
Total annualized premium	$131,236	$135,176	$127,939	$(3,940)	$7,237
(1)These are weighted amounts representing 10% of single and excess premiums.

Life insurance sales are based on the total yearly premium that insurance companies would expect to receive if all recurring premium policies would remain in-force, plus 10% of single and excess premiums. Life insurance sales measure activity associated with gaining new insurance business in the current period, and includes deposits received related to interest sensitive life and universal life-type products. Whereas GAAP premium revenues are associated with policies sold in current and prior periods, and deposits received related to interest sensitive life and universal life-type products are recorded in a policyholder account which is reflected as a liability. Therefore, a reconciliation of premium revenues and insurance sales is not meaningful.

Total Life sales decreased during the twelve months ended December 31, 2020 compared to 2019 primarily due to lower Indexed Universal Life and Credit Life sales which we believe was due to the economic uncertainty from COVID-19 and social distancing practices related to the pandemic.

Policy In-force Information
The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	December 31,			Change over prior year
	2020	2019	2018	2020	2019
Life insurance in-force
Traditional life	$91,920,577	$84,129,193	$78,872,533	$7,791,384	$5,256,660
Interest-sensitive life	36,326,621	33,975,092	31,483,582	2,351,529	2,491,510
Total life insurance in-force	$128,247,198	$118,104,285	$110,356,115	$10,142,913	$7,748,170

The following table summarizes changes in the Life segment’s number of policies in-force:

	December 31,			Change over prior year
	2020	2019	2018	2020	2019
Number of policies in-force
Traditional life	1,832,536	1,911,305	2,016,170	(78,769)	(104,865)
Interest-sensitive life	269,668	256,146	243,447	13,522	12,699
Total number of policies in-force	2,102,204	2,167,451	2,259,617	(65,247)	(92,166)

Life insurance in-force increased despite a reduction of policies in-force due to an increase in sales of higher face amount policies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Change in Deferred Policy Acquisition Costs
The change in DAC represents acquisition costs capitalized less the amortization of existing DAC. The following shows the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
Acquisition cost capitalized	$(148,142)	$(139,336)	$(131,156)	$(8,806)	$(8,180)
Amortization of DAC	94,386	113,300	97,263	(18,914)	16,037
Change in DAC	$(53,756)	$(26,036)	$(33,893)	$(27,720)	$7,857

The reduction in DAC amortization relates to lower actual gross profits on the universal block due to an increase in claims and better persistency on the traditional life block.

Reinsurance
The table below summarizes reinsurance reserves and premium amounts assumed and ceded (in thousands):

	Reserves			Premiums
	Years ended December 31,			Years ended December 31,
	2020	2019	2018	2020	2019	2018
Reinsurance assumed	$1,067	$1,103	$1,922	$1,419	$507	$389
Reinsurance ceded	(195,251)	(203,011)	(248,688)	(77,444)	(86,017)	(103,749)
Total	$(194,184)	$(201,908)	$(246,766)	$(76,025)	$(85,510)	$(103,360)

We use reinsurance to mitigate certain risks to the Life segment. During 2020, our retention limits were $5.0 million for issue ages 75 and under, and $2.0 million for issue ages 76 through 80, and $1.0 million for issue ages 81 and older for traditional and universal life. In our Life segment, we currently retain 100% of newly developed permanent and term products up to our retention limit and cede the excess. American National utilizes facultative reinsurance when a case requires support that does not follow the Company’s standard underwriting guidelines. Accidental death and premium waiver benefits are mostly retained on new business. The reduction in reinsurance ceded is due to a change in retention limits effective January 1, 2019.

For 2020, the companies to whom we have ceded reinsurance for the Life segment are shown below (in thousands, except percentages):

Reinsurer	A.M. Best Rating (1)	Ceded Premium	Percentage of Gross Premium
Swiss Re Life & Health of America Inc.	A+	$23,271	30.1%
SCOR Global Life Reinsurance Company of Delaware	A+	15,500	20.0
Munich American Reassurance Company	A+	14,117	18.2
Canada Life Reinsurance	A+	8,881	11.5
Reinsurance Group of America	A+	5,437	7.0
General Re Life Corporation	A++	5,102	6.6
Other Reinsurers with no single company with greater than 5% of the total ceded premium		5,136	6.6
Total life reinsurance ceded		$77,444	100.0%
(1)A.M. Best rating as of the most current information available February 10, 2021.
In addition, reinsurance is used in the credit life business primarily to provide producers of credit-related insurance products the opportunity to participate in the underwriting risk through producer-owned captive reinsurance companies often domiciled outside of the United States. A majority of the treaties entered into by our Specialty Markets Group are written on a 100% coinsurance basis with benefit limits of $0.1 million on credit life.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Annuity
Annuity segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
PREMIUMS AND OTHER REVENUES
Premiums	$92,866	$147,139	$231,027	$(54,273)	$(83,888)
Other policy revenues	15,483	17,195	14,710	(1,712)	2,485
Net investment income	570,003	663,895	467,788	(93,892)	196,107
Other income	2,716	2,727	2,611	(11)	116
Total premiums and other revenues	681,068	830,956	716,136	(149,888)	114,820
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	214,158	218,576	290,611	(4,418)	(72,035)
Interest credited to policyholders’ account balances	245,099	431,049	261,435	(185,950)	169,614
Commissions for acquiring and servicing policies	55,910	71,350	94,879	(15,440)	(23,529)
Other operating expenses	48,359	50,507	46,859	(2,148)	3,648
Change in deferred policy acquisition costs (1)	48,298	9,474	(35,135)	38,824	44,609
Total benefits, losses and expenses	611,824	780,956	658,649	(169,132)	122,307
Income before federal income taxes and other items	$69,244	$50,000	$57,487	$19,244	$(7,487)
(1)A positive amount of change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Comparison of the years ended December 31, 2020 to 2019
Earnings for our Annuity segment increased primarily due to the following:
•Due to a change in estimate in the fourth quarter of 2020 related to our equity indexed annuity products, policyholder benefits increased by $47.1 million and deferred policy acquisition costs increased by $26.3 million. Offsetting these increases, interest credited to policyholders' account balances was reduced by $96.4 million. The net impact of this change in estimate was an increase of $23.0 million to earnings from our annuity segment in 2020
The increase in earnings was partially offset by the following:
•An increase in reserves for indexed annuity products due to mark-to-market based adjustments attributable to lower interest rates

Annuity premium and deposit amounts received are shown below (in thousands):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
Fixed deferred annuity	$366,384	$944,128	$399,102	$(577,744)	$545,026
Single premium immediate annuity	125,175	203,314	278,402	(78,139)	(75,088)
Equity-indexed deferred annuity	394,178	330,744	858,283	63,434	(527,539)
Variable deferred annuity	60,279	69,178	64,907	(8,899)	4,271
Total premium and deposits	946,016	1,547,364	1,600,694	(601,348)	(53,330)
Less: Policy deposits	853,150	1,400,225	1,369,667	(547,075)	30,558
Total earned premiums	$92,866	$147,139	$231,027	$(54,273)	$(83,888)

Annuity premiums and deposits decreased primarily for fixed deferred products during the year ended December 31, 2020 compared to 2019. The low interest rate environment and choices we made on setting crediting rates, coupled with the economic impact attributable to COVID-19 resulted in lower sales of fixed deferred annuities during the year ended December 31, 2020.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Change in Deferred Policy Acquisition Costs
The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
Acquisition cost capitalized	$(55,411)	$(70,272)	$(92,602)	$14,861	$22,330
Amortization of DAC	103,709	79,746	57,467	23,963	22,279
Change in DAC	$48,298	$9,474	$(35,135)	$38,824	$44,609
The change in amortization was primarily due to a change in estimates related to our equity indexed annuities. As mentioned above, the change in estimate related to our equity indexed annuities resulted in a $26.3 million increase in the amortization of DAC. The change in acquisition costs capitalized strongly correlated with the change in commissions, which declined due to lower sales.

Shown below are the changes in reserves (in thousands):

	Years ended December 31,
	2020	2019	2018
Fixed deferred annuity
Reserve, beginning of period	$6,893,174	$6,773,603	$7,108,254
Premiums	366,384	944,128	399,102
Death and other benefits	(215,330)	(237,346)	(304,721)
Surrenders	(594,253)	(787,617)	(622,436)
Fees	(968)	(2,616)	(2,980)
Interest and mortality	186,196	203,022	196,384
Reserve, end of period	6,635,203	6,893,174	6,773,603
Equity-indexed annuity
Reserve, beginning of period	3,985,165	3,668,645	2,934,430
Premiums	394,178	330,744	858,283
Death and other benefits	(48,451)	(40,670)	(40,678)
Surrenders	(331,359)	(193,957)	(140,742)
Fees	(2,990)	(3,640)	(3,843)
Interest and mortality	100,469	224,043	61,195
Reserve, end of period	4,097,012	3,985,165	3,668,645
Single premium immediate annuity
Reserve, beginning of period	1,874,942	1,826,137	1,691,502
Premiums	125,175	203,314	278,402
Payments	(218,469)	(216,782)	(204,067)
Interest and mortality	70,307	62,273	60,300
Reserve, end of period	1,851,955	1,874,942	1,826,137
Variable deferred annuity
Account value, beginning of period	385,735	332,898	381,903
Premiums	60,279	69,178	64,907
Other flows	1,356	(97)	562
Surrenders	(87,068)	(85,994)	(92,198)
Fees	(4,479)	(4,703)	(4,431)
Change in market value and other	62,685	74,453	(17,845)
Reserve, end of period	418,508	385,735	332,898
Total reserve, end of period	$13,002,678	$13,139,016	$12,601,283

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest and Mortality Margin

Equity indexed annuity change in estimates during the fourth quarter of 2020 resulted in a reduction of interest credited to policyholder's by $96.4 million partially offset by a $47.1 million increase in policyholder benefits, combining for a net increase of $49.3 million in interest and mortality margin. The following table summarizes the interest margin due to the impact of the investment performance, net of interest credited to policyholder’s and the net cost of mortality related reserves (in thousands):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
Fixed annuity
Fixed investment income	$369,795	$384,700	$380,806	$(14,905)	$3,894
Interest credited and mortality	(256,503)	(265,295)	(256,684)	8,792	(8,611)
Interest and mortality margin	113,292	119,405	124,122	(6,113)	(4,717)
Equity-indexed annuity
Fixed investment income	160,271	152,101	135,595	8,170	16,506
Option return	39,937	127,094	(48,613)	(87,157)	175,707
Interest credited and mortality	(100,469)	(224,043)	(61,195)	123,574	(162,848)
Interest and mortality margin	99,739	55,152	25,787	44,587	29,365
Variable annuity
Separate account management fees	4,164	4,122	4,164	42	(42)
Interest and mortality margin	4,164	4,122	4,164	42	(42)
Total interest and mortality margin	$217,195	$178,679	$154,073	$38,516	$24,606

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health
Health segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
PREMIUMS AND OTHER REVENUES
Premiums	$168,805	$165,035	$180,414	$3,770	$(15,379)
Net investment income	8,637	9,467	9,376	(830)	91
Other income	19,598	20,762	24,185	(1,164)	(3,423)
Total premiums and other revenues	197,040	195,264	213,975	1,776	(18,711)
BENEFITS, LOSSES AND EXPENSES
Claims incurred	116,122	109,013	122,547	7,109	(13,534)
Commissions for acquiring and servicing policies	30,182	31,624	32,516	(1,442)	(892)
Other operating expenses	39,265	41,475	41,819	(2,210)	(344)
Change in deferred policy acquisition costs (1)	(307)	1,382	2,846	(1,689)	(1,464)
Total benefits, losses and expenses	185,262	183,494	199,728	1,768	(16,234)
Income before federal income taxes and other items	$11,778	$11,770	$14,247	$8	$(2,477)
(1)A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the years ended December 31, 2020 to 2019
Earnings for our Health segment remained consistent; however, there were offsetting variances as follows:
•An increase in Worksite premium driven by the addition of a large group
•A reduction in other operating expenses primarily attributable to a reduction in travel and related marketing costs
•Increased Supplemental claim severity on the legacy master cancer plan

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health earned premiums for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
Medicare Supplement	$85,201	$78,779	$71,357	$6,422	$7,422
MGU	22,166	27,205	46,133	(5,039)	(18,928)
Supplemental insurance	18,586	21,633	24,119	(3,047)	(2,486)
Credit Health	14,576	17,938	17,948	(3,362)	(10)
Medical expense	8,541	9,496	11,127	(955)	(1,631)
Worksite	14,594	4,817	2,513	9,777	2,304
Group health	1,809	1,964	3,063	(155)	(1,099)
All other	3,332	3,203	4,154	129	(951)
Total	$168,805	$165,035	$180,414	$3,770	$(15,379)

Competitive premium rates were the primary driver behind the increase in sales for Medicare Supplement in late 2019. Similarly, Worksite premium increased due to the addition of a large group. The decline in MGU premium is driven by the completion of prior treaties for a large MGU program that is inactive for 2020.

Health claims incurred for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
Medicare Supplement	$66,492	$63,705	$55,416	$2,787	$8,289
MGU	19,657	23,498	38,930	(3,841)	(15,432)
Supplemental insurance	9,945	8,508	7,516	1,437	992
Credit Health	3,501	3,400	4,819	101	(1,419)
Medical expense	7,212	5,857	8,785	1,355	(2,928)
Worksite	6,732	1,958	1,598	4,774	360
Group health	1,142	639	2,227	503	(1,588)
All other	1,441	1,448	3,256	(7)	(1,808)
Total	$116,122	$109,013	$122,547	$7,109	$(13,534)

Generally, the fluctuation in claims correlate with fluctuations in premium; however, increases in Supplemental insurance claim severity for the legacy master cancer plan and the increase in Medical expense claims for this closed block of business do not follow this trend.
Change in Deferred Policy Acquisition Costs
The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
Acquisition cost capitalized	$(15,926)	$(19,940)	$(12,590)	$4,014	$(7,350)
Amortization of DAC	15,619	21,322	15,436	(5,703)	5,886
Change in DAC	$(307)	$1,382	$2,846	$(1,689)	$(1,464)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Reinsurance
We cede or retrocede the majority of the premium and risk associated with our stop-loss and other MGU programs. We maintain reinsurance on a quota share basis for our long-term care and long-term disability income business.
For 2020, the companies to which we have ceded reinsurance for the Health segment are shown below (in thousands, except percentages):

Reinsurer	A.M. Best Rating (1)	Ceded Premium	Percentage of Gross Premium
Roundstone Insurance, Ltd.	N/A(2)	$46,274	17.7%
RGA Reinsurance Company	A+	33,719	12.9
Transatlantic Reinsurance Company	A+	26,648	10.2
PartnerRe America Insurance Company	A+	17,862	6.8
Navigators Insurance Company	A+	15,443	5.9
AXIS Insurance Company	A	14,034	5.4
Other reinsurers with no single company with greater than 5.0% of the total ceded premium		107,752	41.1
Total health reinsurance ceded		$261,732	100.0%
(1) A.M. Best rating as of the most current information available February 10, 2021.
(2) N/A reflects no A.M. Best rating available.
Reinsurance is also used in the credit health business. In certain cases, we may also reinsure the policy written through non-U.S. producer-owned captive reinsurers to allow the dealer to participate in the performance of these credit health contracts. A majority of the treaties entered into by our Specialty Markets Group are written on a 100% coinsurance basis with benefit limits of $1,000 per month.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Property and Casualty
Property and Casualty segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
PREMIUMS AND OTHER REVENUES
Net premiums written	$1,590,740	$1,546,144	$1,514,563	$44,596	$31,581
Net premiums earned	$1,560,304	$1,511,201	$1,466,740	$49,103	$44,461
Net investment income	63,949	64,263	62,320	(314)	1,943
Other income	12,779	11,897	10,628	882	1,269
Total premiums and other revenues	1,637,032	1,587,361	1,539,688	49,671	47,673
BENEFITS, LOSSES AND EXPENSES
Claims incurred	1,005,620	1,042,153	1,049,112	(36,533)	(6,959)
Commissions for acquiring and servicing policies	299,960	267,457	278,002	32,503	(10,545)
Other operating expenses	202,503	201,580	186,019	923	15,561
Change in deferred policy acquisition costs (1)	87	2,431	(5,315)	(2,344)	7,746
Total benefits, losses and expenses	1,508,170	1,513,621	1,507,818	(5,451)	5,803
Income before federal income taxes and other items	$128,862	$73,740	$31,870	$55,122	$41,870
Loss and loss adjustment expense ratio	64.5%	69.0%	71.5%	(4.5)%	(2.5)%
Underwriting expense ratio	32.2	31.2	31.3	1.0	(0.1)
Combined ratio	96.7%	100.2%	102.8%	(3.5)%	(2.6)%
Impact of catastrophe events on combined ratio	9.2	5.9	7.1	3.3	(1.2)
Combined ratio without impact of catastrophe events	87.5%	94.3%	95.7%	(6.8)%	(1.4)%
Gross catastrophe losses	$176,824	$91,265	$103,890	$85,559	$(12,625)
Net catastrophe losses	$140,512	$89,063	$105,670	$51,449	$(16,607)
(1)A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the years ended December 31, 2020 to 2019
Earnings for our Property and Casualty segment increased primarily due to the following:
•Earnings from our personal and specialty market products increased. The biggest increase came from our personal auto products attributable to fewer miles driven by policyholders and favorable claim development somewhat offset by approximately $16.8 million of COVID-19 relief policy credits we issued to policyholders
•Earnings from our specialty market products increased primarily due to rate actions as well as strong persistency and growth in the number of policies
The increase in earnings was partially offset by the following:
•Significantly higher catastrophe losses, which had the greatest impact on our homeowners loss ratio

Additional information:
•Net premiums written and earned for the year were reduced by COVID-19 relief policy credits for auto policyholders totaling $17.7 million; $16.8 million for personal auto policies and $0.9 million for commercial auto policies. The policy credits were based on 10%-15% of monthly premiums
•The increase in commissions expense for the year was primarily due to the increase in premiums written and an increase in contingent commissions due to the improvement in the loss ratios for the Specialty Markets Group products

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Products
Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 55% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 30% of net premiums written; and (iii) Specialty Markets Group products, marketed through independent managing general agents and managing general underwriters, representing 15% of net premiums written.
Personal Products
Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
Net premiums written
Automobile	$540,645	$569,675	$564,833	$(29,030)	$4,842
Homeowner	286,560	266,849	247,203	19,711	19,646
Other Personal	52,290	50,834	47,925	1,456	2,909
Total net premiums written	$879,495	$887,358	$859,961	$(7,863)	$27,397
Net premiums earned
Automobile	$536,376	$559,524	$543,163	$(23,148)	$16,361
Homeowner	274,350	251,228	241,208	23,122	10,020
Other Personal	51,552	49,475	47,026	2,077	2,449
Total net premiums earned	$862,278	$860,227	$831,397	$2,051	$28,830
Loss and loss adjustment expense ratio
Automobile	59.5%	72.7%	81.4%	(13.2)%	(8.7)%
Homeowner	87.7%	79.2%	80.6%	8.5%	(1.4)%
Other Personal	62.0%	58.0%	62.1%	4.0%	(4.1)%
Personal line loss and loss adjustment expense ratio	68.6%	73.8%	80.1%	(5.2)%	(6.3)%
Combined Ratio
Automobile	83.9%	95.9%	104.3%	(12.0)%	(8.4)%
Homeowner	118.9%	112.1%	112.1%	6.8%	—%
Other Personal	94.4%	99.1%	98.5%	(4.7)%	0.6%
Personal line combined ratio	95.7%	100.8%	106.2%	(5.1)%	(5.4)%

Comparison of the years ended December 31, 2020 to 2019

Automobile: COVID-19 relief policy credits decreased net premiums written and earned by $16.8 million, as previously discussed, as well as exposure changes primarily caused by fewer miles driven due to the impact of COVID-19. The loss and loss adjustment expense and combined ratios improved primarily due to a decrease in claim frequency as policyholders drove fewer miles and favorable claim development.

Homeowners: Net premiums written and earned increased primarily due to rate increases. The loss and loss adjustment expense and combined ratios increased due to increased net catastrophe losses caused by multiple wind and hailstorms. Catastrophe losses, net of reinsurance, increased by $32.2 million, to $91.2 million in 2020 compared to $59.0 million in 2019.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Commercial Products
Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
Net premiums written
Agricultural Business	$165,112	$154,408	$146,460	$10,704	$7,948
Automobile	128,701	122,938	110,259	5,763	12,679
Business Owner	80,383	72,008	66,583	8,375	5,425
Workers Compensation	69,092	74,077	76,107	(4,985)	(2,030)
Other Commercial	33,205	36,454	34,964	(3,249)	1,490
Total net premiums written	$476,493	$459,885	$434,373	$16,608	$25,512
Net premiums earned
Agricultural Business	$161,450	$150,632	$142,996	$10,818	$7,636
Automobile	126,365	116,329	106,718	10,036	9,611
Business Owner	76,920	69,109	63,453	7,811	5,656
Workers Compensation	70,179	75,648	75,946	(5,469)	(298)
Other Commercial	32,919	35,603	34,473	(2,684)	1,130
Total net premiums earned	$467,833	$447,321	$423,586	$20,512	$23,735
Loss and loss adjustment expense ratio
Agricultural Business	56.4%	63.4%	62.7%	(7.0)%	0.7%
Automobile	76.6%	84.5%	89.0%	(7.9)%	(4.5)%
Business Owner	86.1%	54.8%	62.4%	31.3%	(7.6)%
Workers Compensation	51.7%	55.6%	45.5%	(3.9)%	10.1%
Other Commercial	70.2%	50.8%	34.4%	19.4%	16.4%
Commercial line loss and loss adjustment expense ratio	67.0%	65.2%	63.9%	1.8%	1.3%
Combined ratio
Agricultural Business	93.9%	101.2%	101.2%	(7.3)%	—%
Automobile	99.0%	109.3%	113.4%	(10.3)%	(4.1)%
Business Owner	120.8%	93.6%	100.5%	27.2%	(6.9)%
Workers Compensation	68.5%	73.4%	63.7%	(4.9)%	9.7%
Other Commercial	109.9%	92.8%	75.8%	17.1%	17.0%
Commercial line combined ratio	97.0%	96.8%	95.4%	0.2%	1.4%

Comparison of the years ended December 31, 2020 to 2019

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm and ranch buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased primarily due to rate increases and an increase in policies in-force. The loss and loss adjustment expense and combined ratios improved primarily due to fewer non-catastrophe claims as well as favorable prior year claim severity development.

Commercial Automobile: Net premiums written and earned increased primarily due to rate increases and an increase in policies in-force. The loss and loss adjustment expense and combined ratios improved primarily due to a decrease in claim frequency as policyholders drove fewer miles.

Business Owner: Our business owner product allows policyholders to customize and cover their property and liability exposures using a package policy. Net premiums written and earned increased primarily due to rate increases and an increase in policies in-force. The loss and loss adjustment expense and combined ratios increased primarily due to unfavorable prior year claim development.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Workers Compensation: Net premiums written and earned decreased primarily due to the rate decreases. The loss and loss adjustment expense and combined ratios improved primarily due to favorable prior year claim development.

Other Commercial: Other commercial products primarily provide umbrella and other liability coverages. Net premiums written and earned decreased primarily due to an increase in ceded premiums for reinsurance coverage. The loss and loss adjustment expense and combined ratios increased primarily due to an increase in claim severity and frequency.

Specialty Markets Products
Specialty Markets products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
Net premiums written	$234,752	$198,901	$220,229	$35,851	$(21,328)
Net premiums earned	230,192	203,653	211,757	26,539	(8,104)
Loss and loss adjustment expense ratio (1)	43.7%	56.8%	53.1%	(13.1)%	3.7%
Combined ratio (1)	99.7%	104.7%	104.4%	(5.0)%	0.3%
(1)Ratio does not include fee income.
Specialty Markets products provide protection to borrowers and the creditors that extend credit to them. Products offer coverage against unpaid indebtedness as a result of death, disability, involuntary unemployment or untimely loss to the collateral securing a personal or mortgage loan. Specialty Markets products also include renters, mortgage security, aviation, and private flood insurance.

Net written and earned premiums increased primarily due to the addition of new accounts related to mortgage security and collateral protection products. The loss and loss adjustment expense and combined ratios decreased primarily due to the improvement of loss ratios on products that provide collateral protection related to automobiles, also known as auto GAP business, and mortgage security products.
Reinsurance
We reinsure a portion of the risks that we underwrite to manage our loss exposure. In return for ceded premiums, reinsurers assume a portion of the claims incurred. In addition to our reinsurance coverage, we are partially protected by the Terrorism Risk Insurance Program Reauthorization Act of 2015 and its predecessors. We participate in the National Flood Insurance Program administered by the Federal Emergency Management Agency.

During 2020, we retained the first $1.0 million for workers’ compensation risks and the first $1.5 million of loss per risk for non-workers’ compensation risks. Our catastrophe reinsurance retention covering property and casualty companies in total is $17.5 million.

The following table summarizes the Company’s catastrophe reinsurance coverage effective during 2020:

Layer of Loss	Catastrophe Reinsurance Coverage In-Force
Less than $17.5 million	100% of loss retained except for certain losses covered by the Catastrophe Aggregate and Second and Third Event Property Catastrophe Excess cover (coverage described below)

$17.5 million - $25 million	20% of multiple peril losses covered by Corporate Program (1) (all perils)

$25 million - $35 million	100% of multiple peril losses covered by Corporate Program (1) (all perils)

$35 million - $500 million	95% of multiple peril losses covered by Corporate Program (1) (all perils)
(1)The Corporate Program covers all non-credit property and casualty business, subject to certain limits and is not specific to the Company or any of its subsidiaries or any state or region. The program also covers the renters, mortgage security, investor protection, and auto GAP business written by the Specialty Markets Group.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Each per-event coverage above includes one automatic reinstatement except for a 11.6% portion of the Corporate Program (11.6% of $35 million to $500 million). The automatic reinstatement requires us to pay additional reinsurance premium for any losses into each reinsurance layer. The reinstatement premium is prorated by the percentage of actual loss to the coverage, with the exception of 37.5% of losses from $35 million to $100 million, that reflects a 50% reduction on the prorated amount. The 11.6% placement of non-reinstateable coverage reduces the amount of reinstatement premium we are obligated to pay.
We purchase a Catastrophe Aggregate reinsurance coverage that provides for $30 million of limit excess of $104 million of aggregated catastrophe losses. Qualifying losses include amounts of retained losses net of other reinsurance below $25 million on Property Claims Services (“PCS”) declared catastrophe events and internally declared catastrophe events exceeding $5 million. The Catastrophe Aggregate reinsurance coverage has been placed at 100% for 2020 and does not include a reinstatement.

A Second and Third Event Property Catastrophe Excess cover was placed in 2020. This cover provides $15 million of protection excess of a $10 million retention per catastrophe. The reinsurance protection follows satisfaction of a $13.5 million Annual Aggregate Deductible ("AAD"). This cover acts to reduce the retention on large second and third catastrophe events to $10 million following a first large catastrophe and includes one automatic reinstatement at 100%.

We use multiple reinsurers with each reinsurer absorbing part of the overall risk ceded. The primary reinsurers in the 2020 programs and the coverage each provides are shown in the following table:

	A.M. Best Rating (1)	Percent of Risk Covered
Reinsurer		Non–Catastrophe	Catastrophe
Lloyd’s Syndicates	A	42.8%	41.3%
Swiss Re	A+	2.3	6.8
Safety National Casualty Corporation	A++	15.2	—
Hannover Ruckversicherung-Aktiengesellschaft, Germany	A+	11.1	2.2
Renaissance Reinsurance	A+	6.0	1.1
Other Reinsurers with no single company with greater than a 5.9% share		22.6	48.6
Total reinsurance coverage		100.0%	100.0%
(1)A.M. Best rating as of the most current information available February 10, 2021.

Reinsurance is used to reduce risks associated with our credit related specialty market products primarily to provide producers of these products the opportunity to participate in the underwriting risk through various entities, such as producer-owned captive reinsurance companies or other insurance companies. A majority of the treaties entered into by our Specialty Markets Group are written on a 100% coinsurance basis without benefit limits. We also place a corporate catastrophe reinsurance program which covers P&C business written by the Specialty Markets Group as well as personal and commercial business written by our Multiple Line agents.

Reserve Development
While we believe that our claims reserves at December 31, 2020 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in ultimate losses in amounts significantly greater or less than the reserves currently recorded. The actual final cost of settling both claims outstanding at December 31, 2020 and claims expected to arise from unexpired periods of risk is uncertain. There are many other possible changes that would cause losses to increase or decrease, which include but are not limited to claim severity; the expected level of reported claims; judicial action changing the scope or liability of coverage; the regulatory, social and economic environment; and unexpected changes in loss inflation. For additional information regarding prior year development of our claims and CAE reserves, refer to Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Corporate and Other
Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2020	2019	2018	2020	2019
OTHER REVENUES
Net investment income	$29,707	$75,993	$85,702	$(46,286)	$(9,709)
Net realized investment gains	35,660	30,751	16,931	4,909	13,820
Change in investment credit loss*	(102,603)	—	—	(102,603)	—
Net gains (losses) on equity securities	356,281	422,535	(107,188)	(66,254)	529,723
Other income	3,379	14,048	4,840	(10,669)	9,208
Total other revenues	322,424	543,327	285	(220,903)	543,042
BENEFITS, LOSSES AND EXPENSES
Other expenses	42,891	41,222	31,479	1,669	9,743
Total benefits, losses and expenses	42,891	41,222	31,479	1,669	9,743
Income (loss) before federal income taxes and other items	$279,533	$502,105	$(31,194)	$(222,572)	$533,299
*Effective January 1, 2020, the Company adopted ASU No. 2016-13. Adoption of this guidance resulted in an allowance for credit losses primarily on the commercial mortgage loans and related off-balance sheet unfunded loan commitments, held-to-maturity bonds and reinsurance recoverables. Prior periods have not been restated to conform to the current presentation. See Note 3, Recently Issued Accounting Pronouncements.

Comparison of the years ended December 31, 2020 to 2019
Earnings attributable to our Corporate and Other segment decreased primarily due to the following:
•An increase in the S&P 500 of 16.3% for the twelve months ended December 31, 2020 compared to a 28.9% increase for the same period in 2019 resulting in lower net gains on equity securities
•A decrease in net investment income earned and allocated to this segment
•Change in investment credit loss due to the economic disruptions caused by the COVID-19 pandemic
Investments
We manage our investment portfolio to optimize the rate of return commensurate with sound and prudent asset selection and to maintain a well-diversified portfolio in support of our products and capital. Our investment operations are regulated primarily by the state insurance departments where our insurance companies are domiciled. Investment activities, including setting investment policies and defining acceptable risk levels, are subject to oversight by our Board of Directors, which is assisted by our Finance Committee, ALM Committee and Enterprise Risk Management Committee.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following summarizes the carrying values of our invested assets (other than investments in unconsolidated affiliates) by asset class (in thousands, except percentages):

	December 31, 2020		December 31, 2019
Fixed maturity, bonds held-to-maturity, at amortized cost	$7,354,970	30.3%	$8,631,261	36.6%
Fixed maturity, bonds available-for-sale, at fair value	7,597,180	31.3	6,725,085	28.5
Equity securities, at fair value	2,070,766	8.5	1,700,960	7.2
Mortgage loans on real estate, net of allowance	5,242,531	21.6	5,097,017	21.6
Policy loans	373,014	1.5	379,657	1.6
Investment real estate, net of accumulated depreciation	517,293	2.1	551,219	2.3
Short-term investments	1,028,379	4.2	425,321	1.8
Other invested assets	94,415	0.5	76,569	0.4
Total investments	$24,278,548	100.0%	$23,587,089	100.0%
The increase in our total investments at December 31, 2020 compared to December 31, 2019 was primarily a result of an increase in short-term investments and bonds available-for-sale.
Bonds—We allocate most of our fixed maturity securities to support our insurance business. At December 31, 2020, our fixed maturity securities had an estimated fair value of $15.6 billion, which was $1.2 billion, or 8.0%, above amortized cost. At December 31, 2019, our fixed maturity securities had an estimated fair value of $15.7 billion, which was $0.6 billion, or 4.2%, above amortized cost. The estimated fair value for securities due in one year or less was $1.1 billion as of December 31, 2020 and $1.2 billion as of December 31, 2019. For additional information regarding total bonds by credit quality rating refer to Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements.
Equity Securities—We invest in the equity securities of companies traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements for the unrealized and realized gains and losses of equity securities.
Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.8% at December 31, 2020 and 2019. For additional information regarding mortgage loans refer to Note 5, Mortgage Loans, of the Notes to the Consolidated Financial Statements.
Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of December 31, 2020, we had $373.0 million in policy loans with a loan to surrender value of approximately 56%, and at December 31, 2019, we had $379.7 million in policy loans with a loan to surrender value of approximately 56%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Other Invested Assets—Other invested assets are comprised primarily of pooled loans to mid-sized businesses which are initiated and administered by third-party managers, these loans are carried at fair value. Other invested assets also include equity-indexed options, carried at fair value, net of collateral provided by counterparties; such collateral is restricted to the Company’s use. Additionally, other invested assets include FHLB capital stock, mineral rights, mezzanine loans and lease financing arrangements all of which are carried at cost.

Net Investment Income and Net Realized Gains (Losses)
Net investment income decreased $143.7 million during 2020 compared to 2019 primarily due to lower gains on options from a decline in the S&P 500.
Interest income on mortgage loans is accrued on the principal amount of the loan at the contractual interest rate. Accretion of discounts is recorded using the effective yield method. Interest income, accretion of discounts and prepayment fees are reported in net investment income. Interest is not accrued on loans generally more than 90 days past due or when the collection of interest is not considered probable. Loans in foreclosure are placed on non-accrual status. Interest received on non-accrual status mortgage loans is included in net investment income in the period received.
Net realized investment gains decreased $2.1 million during 2020 compared to 2019 primarily attributable to decreased sales of real estate. Net realized investment gains (losses) are shown below (in thousands):

	December 31, 2020
	2020	2019	2018
Bonds	$23,318	$16,361	$10,903
Mortgage loans	—	(2,412)	(4,798)
Real estate	12,401	25,555	12,076
Other invested assets	(59)	(1,785)	(7)
Total	$35,660	$37,719	$18,174

Net Unrealized Gains and Losses
The unrealized gains and losses of our fixed maturity securities investment portfolio are shown below (in thousands):

	December 31,
	2020	2019	Change
Held-to-maturity
Gains	$639,648	$345,463	$294,185
Losses	(11,437)	(8,034)	(3,403)
Net gains	628,211	337,429	290,782
Available-for-sale
Gains	548,996	302,426	246,570
Losses	(17,476)	(13,011)	(4,465)
Net gains	531,520	289,415	242,105
Total	$1,159,731	$626,844	$532,887

The net change in the unrealized gains on fixed maturity securities between December 31, 2020 and December 31, 2019 is primarily attributable to the decrease in benchmark ten-year interest rates which were 0.9% and 1.9% respectively. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity
As a result of the holding company reorganization, ANICO became the wholly owned subsidiary of ANAT. ANAT's source of liquidity is solely derived from dividends received from ANICO.

We are monitoring our liquidity needs closely. In April 2020, the Company borrowed $500 million from the Federal Home Loan Bank of Dallas' COVID-19 Relief Advance Program. As of December 31, 2020, one advance totaling $250 million was outstanding and expected to be repaid on its maturity date of April 28, 2021. The available liquidity at February 22, 2021 was approximately $775.2 million.

As a result of the impacts of COVID-19, state insurance departments across the country issued regulations that required us not to cancel policies for non-payment for varying amounts of time but generally for at least 90-day periods which began in March and early April 2020. The cancellation and grace periods have been lifted in most states.

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

We are currently evaluating the renovation and modernization of our home office facilities. This could result in aggregate capital expenditures of approximately $100 million over a three-year period beginning in 2021. However, current uncertainties relating to the COVID-19 pandemic could cause us to lower or delay anticipated spending on capital investment projects. There are no other unusually large capital expenditures expected in the next 12-24 months.

We have paid dividends to stockholders for over 110 consecutive years and expect to continue this tradition. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations, although uncertainties relating to the COVID-19 pandemic could still significantly impact one or more of these items.

Funds received as premium payments and deposits that are not used for liquidity requirements are generally invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. While our investment portfolio has been significantly impacted by volatility associated with COVID-19, and likely will continue to be, at this time, we believe our portfolio of highly liquid available-for-sale investment securities, including equity securities, coupled with our ability to borrow funds through the FHLB, are sufficient to meet future liquidity needs as necessary.

As a result of the economic disruption caused by COVID-19, we modified 93 mortgage loans with a total balance of $1.6 billion. These modifications primarily relate to hotels, retail and parking operations. The terms of the modifications of these loans include forbearance of principal and interest payments for a period of up to six months, extensions of maturity dates, and/or provision of interest only payments. Prior to December 31, 2020, eight loans totaling $230 million which had been modified earlier in the year were modified again and as of February 23, 2021 an additional 17 loans totaling $446 million were also remodified. The terms of these modifications were for additional forbearance of up to six months and extensions of interest only payments for up to twelve month and generally included a requirement for the payment of at least 20% of the total interest due during the modification period.
The Company holds collateral of $241.5 million at December 31, 2020 to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Our cash and cash equivalents and short-term investment position increased from $877.3 million at December 31, 2019 to $1.4 billion at December 31, 2020. The increase in cash is a result of reduced investment in long-term securities due to market uncertainty.
A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flows from operations.
Further information regarding additional sources or uses of cash is described in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.
Capital Resources
Our capital resources are summarized below (in thousands):

	December 31,
	2020	2019	2018
American National stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”), net of tax	$6,236,100	$5,890,231	$5,356,986
Accumulated other comprehensive income (loss)	222,170	99,518	(99,738)
Total American National stockholders’ equity	$6,458,270	$5,989,749	$5,257,248

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable generally have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $3.0 million and $4.3 million at December 31, 2020 and 2019, respectively.
The changes in our capital resources are summarized below (in thousands):

	Years ended
	2020			2019
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income attributable to American National	$467,505	$—	$467,505	$620,363	$—	$620,363
Dividends to shareholders	(88,190)	—	(88,190)	(88,243)	—	(88,243)
Change in net unrealized gains on debt securities	—	134,315	134,315	—	184,156	184,156
Foreign currency transaction and translation adjustment	—	235	235	—	390	390
Defined benefit pension plan adjustment	—	(11,898)	(11,898)	—	15,495	15,495
Cumulative effect of accounting changes (1)	(33,500)	—	(33,500)	785	(785)	—
Other	54	—	54	340	—	340
Total	$345,869	$122,652	$468,521	$533,245	$199,256	$732,501
(1)Result of adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. See Note 3, Adoption of New Accounting Standards.

Statutory Capital and Surplus and Risk-based Capital
Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2020 and December 31, 2019, ANICO’s statutory capital and surplus was $3.6 billion and $3.5 billion, respectively. ANICO and each of our insurance subsidiaries had statutory capital and surplus at December 31, 2020 and December 31, 2019, above 200% of the authorized control level, except for ANPAC Louisiana Insurance Company ("ANPLA") at December 31, 2020.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

At December 31, 2020 and December 31, 2019, ANPLA's statutory capital and surplus was $68.5 million and $77.0 million, which resulted in an RBC level of 194% and 280% of the authorized control level, respectively. This decrease in RBC of ANPLA is primarily driven by an increase in homeowners catastrophe losses during 2020. We are actively managing our homeowners exposure of ANPLA, will continue to monitor the surplus levels and will be addressing rate adequacy through future planned rate and underwriting actions.
The achievement of long-term growth will require growth in our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life insurance obligations (1)	$3,550,229	$(83,339)	$(152,848)	$(31,679)	$3,818,095
Annuity obligations (1)	14,793,341	1,230,657	2,422,851	2,357,051	8,782,782
Property and casualty insurance obligations (2)	1,035,236	447,925	364,686	127,672	94,953
Health insurance obligations (3)	249,141	157,496	30,232	13,181	48,232
Purchase obligations
Commitments to purchase and fund investments	640,756	209,121	371,295	56,994	3,346
Mortgage loan commitments	534,515	373,621	160,894	—	—
Operating leases	7,391	3,137	3,460	698	96
Defined benefit pension plans (4)	63,097	16,934	15,912	11,349	18,902
Notes payable (5)	153,703	—	10,819	64,319	78,565
Total	$21,027,409	$2,355,552	$3,227,301	$2,599,585	$12,844,971
(1)Life and annuity obligations include undiscounted estimated claim, benefit, surrender and commission obligations offset by expected future premiums and deposits on in-force insurance policies and annuity contracts. All amounts are gross of any reinsurance recoverable. Estimated claim, benefit and surrender obligations are based on mortality and lapse assumptions comparable with historical experience. Estimated payments on interest-sensitive life and annuity obligations include interest credited to those products. The interest crediting rates are derived by deducting current product spreads from a constant investment yield. As a result, the estimated obligations for insurance liabilities included in the table exceed the liabilities recorded in the liability for future policy benefits and policy and contract claims. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments. Separate account obligations have not been included in the table since those obligations are not part of the general account obligations and will be funded by cash flows from separate account assets. The general account obligations for insurance liabilities will be funded by cash flows from general account assets and future premiums and deposits. Participating policyholder dividends payable consists of liabilities related to dividends payable in the following calendar year and are presented in the less than one-year category. All estimated cash payments are net of estimated future premiums on policies currently in-force net of future policyholder dividends payable. The participating policyholders’ share obligation included in other policyholder funds and the timing and amount of the ultimate participating policyholder obligation is subject to significant uncertainty and the amount of the participating policyholder obligation is based upon a long-term projection of the performance of the participating policy block.
(2)Includes undiscounted case reserves for reported claims and reserves for IBNR with the timing of future payments based on our historical payment patterns. The timing of these payments may vary significantly from the pattern shown in the preceding table. The ultimate losses may vary materially from the recorded amounts, which are our best estimates.
(3)Reflects estimated future claim payments for claims incurred based on mortality and morbidity assumptions that are consistent with historical claims experience. These are not discounted with interest and will exceed the liabilities recorded in reserves for future claim payment, which are discounted with interest. Due to the significance of the assumptions used, the amounts presented could materially differ from actual payments.
(4)Estimated payments through continuing operations for benefit obligations of the non-qualified defined benefit pension plan. A liability has been established for the full amount of benefits accrued.
(5)The estimated payments due by period for notes payable reflect the contractual maturities of principal for amounts borrowed by real estate joint ventures and collateralized by real-estate owned by the respective entity. Our liability is limited to its investment in the respective joint venture. See Note 6, Real Estate and Other Investments, of the Notes to the Consolidated Financial Statements for additional details.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Off-Balance Sheet Arrangements
We have off-balance sheet arrangements relating to third-party marketing operation bank loans as discussed in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements. We could be exposed to a liability for these loans, which are supported by the cash value of the underlying insurance contracts. The cash value of the life insurance policies is designed to always equal or exceed the balance of the loans. Accordingly, management does not foresee any material loss related to these arrangements.
Related-Party Transactions
We have various agency, consulting and service arrangements with individuals and entities considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee, which retains final decision-making authority for these transactions. The amounts involved, both individually and in the aggregate, with these arrangements are not material to any segment or to our overall operations. For additional details see Note 20, Related Party Transactions, of the Notes to the Consolidated Financial Statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our investments and some of our products are subject to various market risks associated with changes in interest rates, credit spreads, issuer defaults, equity prices and market indices. Adverse changes due to these market risks may occur as a result of various factors, including changes in market liquidity, risk tolerances and market perceptions of creditworthiness.

We emphasize prudent risk management throughout all our operations. Our enterprise risk management procedures help us to identify, prioritize and manage various risks including market risk. Under the leadership of our Board of Directors and Corporate Risk Officer, we have instituted a framework based on the principles of enterprise risk management designed to provide reasonable assurance regarding the achievement of our strategic objectives. Related activities include:
•identifying evolving and potential risks and events that may affect us;
•managing risks within our risk profile;
•appropriate escalation of risks and disclosure of any risk limit breaches within the enterprise, along with the correction method if appropriate;
•tracking actual risk levels against predetermined thresholds; and
•monitoring our capital adequacy.

We expect ongoing enterprise risk management efforts will expand the management tools used to support an efficient allocation of capital and enhance the measurement of possible diversification benefits across business segments and risk classes.

A key component of our risk management program is our ALM Committee. The ALM Committee monitors the level of our risk exposure in managing our assets and liabilities to attain the desired risk-return profile for our diverse mix of assets and liabilities and their resultant cash flows. This process includes maintaining adequate reserves, monitoring claims and surrender experience, managing interest rate spreads, evaluation of alternate investment strategies and protecting against disintermediation risk for life insurance and annuity products.

As a part of the ALM process, we have asset portfolios for each major line of business, which represent the investment strategies used to fund liabilities within acceptable levels of risk. We monitor these strategies through regular review of portfolio metrics, such as effective duration, yield curve sensitivity and liquidity. In executing these ALM strategies, we regularly reevaluate the estimates used in determining the approximate amounts and timing of payments to or on behalf of policyholders for insurance liabilities. Many of these estimates are inherently subjective and could impact our ability to achieve our ALM goals and objectives. Our Finance Committee and ALM Committee also review the risks associated with evaluation of alternate investment strategies and the specific investments made to support our business and for consistency with our overall investment strategy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)
Interest Rate Risk
Interest rate risk is the risk that the value of our interest sensitive assets or liabilities will change with changes in market interest rates. The fair market value of fixed maturity securities is inversely related to changes in market interest rates. As interest rates fall, the cash flow from the interest coupon and dividend streams of existing fixed rate investments become more valuable and the market values of fixed maturity securities rise. As interest rates rise, the reverse occurs and the market value of fixed maturity securities falls. These general assumptions hold all other variables influencing the values of fixed maturity securities constant and would not fully reflect any prepayment to the portfolio, changes in corporate spreads or non-parallel changes in interest rates for different maturities, or changes in credit quality, any of which could cause changes in the values of fixed maturity securities that differ materially from our assumptions and estimates.

The carrying values of our investment in fixed maturity securities, which comprise 61.6% of our portfolio, are summarized below (in thousands, except percentages):

	December 31,
	2020		2019
	Amount	Percent	Amount	Percent
Fixed maturity, bonds held-to-maturity	$7,354,970	49.2%	$8,631,261	56.2%
Fixed maturity, bonds available-for-sale	7,597,180	50.8	6,725,085	43.8
Net unrealized gains on available-for-sale bonds	531,520	7.0	289,415	4.3

The unrealized gain on available-for-sale bonds was primarily the result of an increase in unrealized gains on corporate debt securities. Information regarding our unrealized gains or losses is disclosed in Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements. Our exposure to cash flow changes is discussed further in the Liquidity and Capital Resources section of the MD&A.
Our mortgage loans also have interest rate risk. As of December 31, 2020, these mortgage loans have fixed rates ranging from 3.5% to 10.0%. Most of the mortgage loan contracts require periodic payments of both principal and interest, and have amortization periods of three to 30 years. Many of our mortgage loans contain prepayment restrictions or fees or both that reduce the risk of payment before maturity or compensate us for all or a portion of the investment income lost through early payment of the loan principal.
Rising interest rates can cause increases in policy loans associated with life insurance policies and surrenders relating to life insurance or annuities. Policyholders may move their assets into new products offering higher rates if there were sudden or significant changes in interest rates. We may have to sell assets earlier than anticipated to pay for these withdrawals. Our life insurance and annuity product designs reduce the financial impact of early surrenders through the use of restrictions on withdrawal, surrender charges and market value adjustment features. ALM guidelines, including duration targets and asset allocation tolerances, help ensure this risk is managed within the constraints of established criteria. Consistent monitoring of and periodic changes to our product pricing help us to better match the duration of assets and liabilities.
Falling interest rates can have an adverse impact on our general account annuities. We aim to manage interest margin, which is the difference between yields on investments supporting our liabilities and amounts credited to policyholder account balances and reserves. As portfolio yields decline, we can reduce crediting rates on some deferred annuities, to a limit defined by contractual minimum guarantees, but we cannot adjust immediate annuity benefits and reserves. Assuming a 10 basis point decline in current portfolio yield, our annual interest margin would decline $9.6 million.
Interest Rate sensitivity analysis: The table below shows the estimated change in pre-tax market values of our investments in fixed maturity securities caused by instantaneous, one time parallel shifts in the corresponding year-end U.S. Treasury yield curves of +/- 100bps and +/- 50bps (in thousands):

	Increase (Decrease) in Market Value Given an Interest Rate Increase (Decrease) of Basis Points
	(100)	(50)	50	100
December 31, 2020	$703,957	$345,427	$(333,613)	$(658,118)
December 31, 2019	644,144	318,400	(316,290)	(630,051)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)
Credit Risk
We are exposed to credit risk, which is the uncertainty of whether a counterparty will honor its obligation under the terms of a security, loan or contract. To help manage credit risk, we have an Investment Plan approved by our Board of Directors. This plan provides issuer and geographic concentration limits, investment size limits, mortgage loan-to-value guidelines and other applicable investment parameters. Investment activity, including the setting of investment policies and defining acceptable risk levels, is subject to review by our Board of Directors, Finance Committee and Enterprise Risk Management Committee.

We are also exposed to risks created by changes in market prices and cash flows associated with fluctuations in the credit spread or the market’s perception of the relative risk and reward to hold fixed maturity securities of borrowers with different credit characteristics or credit ratings. Credit spread widening will reduce the fair value of our existing investment portfolio and will increase investment income on new purchases. Credit spread tightening would have the opposite effect. Information regarding the credit quality of our fixed maturity securities can be found in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Investments section of the MD&A.

We are subject to credit risk associated with our reinsurance agreements. While we believe our reinsurers are reputable and have the financial strength to meet their obligations to us, reinsurance does not eliminate our liability to pay our policyholders, and we remain primarily liable to our policyholders for the risks we insure. We regularly monitor the financial strength of our reinsurers and the levels of concentration to individual reinsurers to verify they meet established thresholds.

The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by the counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The Company holds collateral in cash and notes secured by U.S. government backed assets. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts, less the fair value of collateral held. For additional information regarding counterparties used and collateral received, see Note 7, Derivative Instruments, of the Notes to the Consolidated Financial Statements.

We are exposed to risks on our mortgage loans when there are economic disruptions, such as the COVID-19 pandemic. The challenging economic conditions impair borrowers' ability to meet loan terms. The Company granted concessions to certain mortgage loan borrowers during 2020. For additional information regarding the impact of COVID-19 to mortgage loans, see Note 5, Mortgage Loans, of the Notes to the Consolidated Financial Statements.
Equity Risk
Equity risk is the risk that we will incur realized or unrealized losses due to changes in the overall equity investment markets or specific investments within our portfolio. As a result of FASB issued guidance, the change in fair value of equity securities is recognized in earnings, which could increase the level of volatility in our consolidated statements of operations. At December 31, 2020, we held approximately $2.1 billion of equity investments, which are subject to equity risk. Our exposure to the equity markets is managed by sector and individual security and is intended to track the S&P 500 with minor variations. We mitigate our equity risk by diversification of the investment portfolio.
We also have equity risk associated with the equity-indexed life and annuity products we issue. We have entered into derivative transactions, primarily over-the-counter equity call options, to hedge our exposure to equity index changes.
Changes in Accounting Principles
Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements not yet adopted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
American National Group, Inc.
Galveston, Texas

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statement of financial position of American National Group, Inc. and subsidiaries (the "Company") as of December 31, 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Policyholders’ Account Balances – Valuation of embedded derivative liabilities for equity-indexed contracts — Refer to Notes 7 and 9 to the financial statements

Critical Audit Matter Description
The Company sells equity-indexed universal life and equity-indexed deferred annuity contracts with guaranteed minimum benefits, some of which contain embedded derivatives that are required to be bifurcated from a host reserve, separately accounted for, and measured at fair value. The embedded derivative represents future benefit cash flows in excess of the minimum guarantee cash flows. As of December 31, 2020, the fair value of the embedded derivative liabilities was $705 million. Management utilizes various assumptions in order to measure the fair value of the embedded derivatives including assumptions related to lapse rate and equity volatility. These assumptions are evaluated annually by management with any changes in the estimated fair value resulting in a cumulative charge or credit to income from operations.
Given the valuation of the embedded derivative liabilities is sensitive to changes in these assumptions, the related audit effort in evaluating management’s selection of the assumptions related to the lapse rate and equity volatility required a high degree of auditor judgment and an increased extent of effort, including involvement of our actuarial and fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the lapse rate and equity volatility assumptions selected by management for the valuation of embedded derivative liabilities included the following, among others:

•We tested the effectiveness of management’s controls over the valuation of embedded derivative liabilities, including those over the development, selection, and implementation of the assumptions related to lapse rate and equity volatility.

•With the assistance of our fair value specialists, we tested the completeness and accuracy of the underlying data used to determine the equity volatility assumptions.

•We tested the completeness and accuracy of the historical company experience used to determine the lapse rate assumptions.

•With the assistance of our actuarial specialists, we evaluated the appropriateness of the assumptions, evaluated the consistency of the selected assumptions used in the Company’s valuation model, and tested the mathematical accuracy of the valuation model.

Policy and Contract Claims – Property and casualty liability for unpaid claims and claim adjustment expenses — Refer to Notes 2 and 12 to the financial statements

Critical Audit Matter Description
The Company establishes a liability for unpaid claims and claim adjustment expenses to provide for the estimated costs of paying claims under property and casualty insurance policies written by the Company. The property and casualty liability for unpaid claims is included within Policy and Contract Claims in the statements of financial position, which had a balance of $1.6 billion as of December 31, 2020. This liability, which includes estimates for both claims that have been reported and claims that have been incurred but not reported, represents the estimate of all claim and claim adjustment expenses associated with processing and settling the claims. The liability for unpaid claims is estimated using actuarial assumptions for loss development patterns that are based upon the Company’s historical experience and consider the effects of current developments, anticipated trends and risk management programs.

Given the subjectivity of estimating the ultimate cost to settle the liability for property and casualty insurance reported and incurred but not reported claims, the related audit effort in evaluating the assumptions for loss development patterns required a high degree of auditor judgment and an increased extent of effort, including involvement of our actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the assumptions for loss development patterns selected by management to estimate the property and casualty liability for unpaid claims and claim adjustment expenses included the following, among others:

•We tested the effectiveness of management’s controls over the property and casualty liability for unpaid claims and claim adjustment expenses, including those over the development, selection, and implementation of the assumptions for loss development patterns used in the actuarial estimates.

•With the assistance of our actuarial specialists, we tested the completeness and accuracy of the underlying data, including historical claims, used to determine the assumptions for loss development patterns, evaluated the appropriateness of the assumptions, evaluated the consistency of the selected assumptions used in the Company’s valuation model, and tested the mathematical accuracy of the valuation model.

•We evaluated the reasonableness of the Company’s estimated property and casualty liability for unpaid losses and loss adjustment expenses by comparing to those independently derived by our actuarial specialists.

Mortgage Loans on Real Estate – Allowance for Credit Losses — Refer to Notes 2, 3, and 5 to the financial statements

Critical Audit Matter Description
The Company measures credit losses for instruments measured at amortized cost, including its portfolio of commercial mortgage loans. The allowance for credit losses for mortgage loans, which was recorded on a net basis within Mortgage Loans on Real Estate in the statements of financial position, had a balance of $126 million as of December 31, 2020. The value of the allowance for credit losses on mortgage loans is estimated by management using the current expected credit loss model, which considers quantitative and qualitative allowance factors based on past loss experience, current economic conditions, and reasonable and supportable forecasts of future conditions. The qualitative allowance factors are developed quarterly based on the pooling of assets with similar risk characteristics and historical loss experience adjusted for the expected trend in the current market environment.
Given the subjectivity of estimating the qualitative allowance factors applied in developing the allowance for credit losses, performing audit procedures to evaluate whether the allowance for credit losses on mortgage loans was appropriately valued required a high degree of auditor judgment and an increased extent of effort, including involvement of our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the assumptions surrounding qualitative allowance factors used by management to estimate the allowance for credit losses on mortgage loans included the following, among others:

•We tested the effectiveness of management’s controls over the allowance for credit losses on mortgage loans, including those over the development, selection, and implementation of the assumptions related to the qualitative allowance factors.

•With the assistance of our credit specialists, we evaluated the appropriateness of the model methodology, which includes the application of the qualitative allowance factors. We also evaluated the appropriateness of these assumptions and the consistency of the selected assumptions used in the Company’s valuation model.

•We evaluated management’s qualitative allowance factors by comparing them to current market data to identify potential bias in the determination of the allowance for credit losses on mortgage loans.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 4, 2021

We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
American National Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of financial position of American National Group, Inc. (formerly American National Insurance Company) and subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and financial statement schedules I to IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2000 to 2020.

Houston, Texas
February 28, 2020

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands, except share data)

	December 31,
	2020	2019
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost, net of allowance for credit losses of $12,442 in 2020 (Fair value $7,983,181 in 2020 and $8,968,690 in 2019)	$7,354,970	$8,631,261
Fixed maturity, bonds available-for-sale, at fair value (Allowance for credit losses of $7,482 in 2020) (Amortized cost $7,073,142 in 2020 and $6,435,670 in 2019)	7,597,180	6,725,085
Equity securities, at fair value (Cost $754,625 in 2020 and $663,058 in 2019)	2,070,766	1,700,960
Mortgage loans on real estate, net of allowance for credit losses of $125,703 in 2020 and allowance for loan loss of $19,160 in 2019	5,242,531	5,097,017
Policy loans	373,014	379,657
Investment real estate, net of accumulated depreciation of $269,626 in 2020 and $256,757 in 2019	517,293	551,219
Short-term investments	1,028,379	425,321
Other invested assets	94,415	76,569
Total investments	24,278,548	23,587,089
Cash and cash equivalents	339,947	452,001
Investments in unconsolidated affiliates	920,414	705,721
Accrued investment income	216,389	200,856
Reinsurance recoverables, net of allowance for credit losses of $14,353 in 2020 and allowance for recoverable loss of $8,220 in 2019	414,359	411,830
Prepaid reinsurance premiums	42,804	44,669
Premiums due and other receivables	351,972	341,924
Deferred policy acquisition costs	1,360,211	1,423,007
Property and equipment, net of accumulated depreciation of $281,738 in 2020 and $257,907 in 2019	121,578	106,303
Prepaid pension	80,526	78,990
Other assets	155,600	171,285
Separate account assets	1,185,467	1,073,891
Total assets	$29,467,815	$28,597,566
LIABILITIES
Future policy benefits
Life	$3,149,067	$3,087,578
Annuity	1,617,774	1,571,263
Health	49,658	49,886
Policyholders’ account balances	12,812,155	12,957,989
Policy and contract claims	1,575,288	1,489,979
Unearned premium reserve	956,343	933,559
Other policyholder funds	358,601	361,059
Liability for retirement benefits	70,254	67,435
Notes payable	153,703	157,997
Deferred tax liabilities, net	478,347	394,528
Current tax payable	10,372	9,757
Federal Home Loan Bank advance	250,000	—
Other liabilities	335,219	446,882
Separate account liabilities	1,185,467	1,073,891
Total liabilities	23,002,248	22,601,803
EQUITY
American National Group, Inc. stockholders’ equity:
Common stock, $0.01 par value in 2020 and $1.00 in 2019; 50,000,000 shares authorized, 26,887,200 shares issued and outstanding in 2020 and 30,832,449 shares issued and 26,887,200 outstanding in 2019	269	30,832
Additional paid-in capital	47,683	21,011
Accumulated other comprehensive income	222,170	99,518
Retained earnings	6,188,148	5,946,857
Treasury stock, at cost	—	(108,469)
Total American National stockholders’ equity	6,458,270	5,989,749
Noncontrolling interest	7,297	6,014
Total stockholders' equity	6,465,567	5,995,763
Total liabilities and stockholders' equity	$29,467,815	$28,597,566

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years ended December 31,
	2020	2019	2018
PREMIUMS AND OTHER REVENUES
Premiums
Life	$396,099	$359,419	$350,012
Annuity	92,866	147,139	231,027
Health	168,805	165,035	180,414
Property and casualty	1,560,304	1,511,201	1,466,740
Other policy revenues	310,746	305,256	285,549
Net investment income	933,685	1,077,406	858,367
Net realized investment gains	35,660	37,719	18,174
Other-than-temporary impairments	—	(6,968)	(1,243)
Change in investment credit loss	(102,603)	—	—
Net gains (losses) on equity securities	356,281	422,535	(107,188)
Other income	40,556	51,401	44,530
Total premiums and other revenues	3,792,399	4,070,143	3,326,382
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	533,925	449,252	417,702
Annuity	214,158	218,576	290,611
Claims incurred
Health	116,122	109,013	122,547
Property and casualty	1,005,620	1,042,153	1,049,112
Interest credited to policyholders’ account balances	321,042	511,999	315,684
Commissions for acquiring and servicing policies	553,600	532,634	564,054
Other operating expenses	515,413	524,888	497,011
Change in deferred policy acquisition costs	(5,678)	(12,749)	(71,497)
Total benefits, losses and expenses	3,254,202	3,375,766	3,185,224
Income before federal income tax and other items	538,197	694,377	141,158
Less: Provision (benefit) for federal income taxes
Current	57,697	87,032	24,044
Deferred	58,910	78,385	(22,599)
Total provision for federal income taxes	116,607	165,417	1,445
Income after federal income tax	421,590	528,960	139,713
Equity in earnings of unconsolidated affiliates	42,467	103,501	21,281
Other components of net periodic pension benefit (costs), net of tax	4,456	(684)	(572)
Net income	468,513	631,777	160,422
Less: Net income attributable to noncontrolling interest, net of tax	1,008	11,414	1,427
Net income attributable to American National	$467,505	$620,363	$158,995
Amounts available to American National common stockholders
Earnings per share
Basic	$17.39	$23.08	$5.91
Diluted	17.38	23.07	5.91
Weighted average common shares outstanding	26,878,679	26,882,691	26,886,357
Weighted average common shares outstanding and dilutive potential common shares	26,887,125	26,891,243	26,916,643

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years ended December 31,
	2020	2019	2018
Net income	$468,513	$631,777	$160,422
Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	134,315	184,156	(136,261)
Foreign currency transaction and translation adjustments	235	390	(900)
Defined benefit pension plan adjustment	(11,898)	15,495	22,326
Total other comprehensive income (loss), net of tax	122,652	200,041	(114,835)
Total comprehensive income	591,165	831,818	45,587
Less: Comprehensive income attributable to noncontrolling interest	1,008	11,414	1,427
Total comprehensive income attributable to American National	$590,157	$820,404	$44,160

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2017	$30,832	$19,193	$642,216	$4,656,134	$(101,616)	$9,012	$5,255,771
Reissuance (purchase) of treasury shares	—	1,173	—	—	(6,876)	—	(5,703)
Amortization of restricted stock	—	328	—	—	—	—	328
Cumulative effect of accounting change	—	—	(627,119)	687,051	—	—	59,932
Other comprehensive loss	—	—	(114,835)	—	—	—	(114,835)
Net income attributable to American National	—	—	—	158,995	—	—	158,995
Cash dividends to common stockholders (declared per share of $3.28)	—	—	—	(88,228)	—	—	(88,228)
Contributions	—	—	—	—	—	6,182	6,182
Distributions	—	—	—	—	—	(2,354)	(2,354)
Net income attributable to noncontrolling interest	—	—	—	—	—	1,427	1,427
Balance at December 31, 2018	$30,832	$20,694	$(99,738)	$5,413,952	$(108,492)	$14,267	$5,271,515
Reissuance of treasury shares	—	237	—	—	23	—	260
Amortization of restricted stock	—	80	—	—	—	—	80
Cumulative effect of accounting change	—	—	(785)	785	—	—	—
Other comprehensive income	—	—	200,041	—	—	—	200,041
Net income attributable to American National	—	—	—	620,363	—	—	620,363
Cash dividends to common stockholders (declared per share of $3.28)	—	—	—	(88,243)	—	—	(88,243)
Contributions	—	—	—	—	—	388	388
Distributions	—	—	—	—	—	(20,055)	(20,055)
Net income attributable to noncontrolling interest	—	—	—	—	—	11,414	11,414
Balance at December 31, 2019	$30,832	$21,011	$99,518	$5,946,857	$(108,469)	$6,014	$5,995,763
Reclassification of par value due to reorganization	(26,618)	26,618	—	—	—	—	—
Retirement of treasury shares	(3,945)	—	—	(104,524)	108,469	—	—
Amortization of restricted stock	—	54	—	—	—	—	54
Cumulative effect of accounting change	—	—	—	(33,500)	—	—	(33,500)
Other comprehensive income	—	—	122,652	—	—	—	122,652
Net income attributable to American National	—	—	—	467,505	—	—	467,505
Cash dividends to common stockholders (declared per share of $3.28)	—	—	—	(88,190)	—	—	(88,190)
Contributions	—	—	—	—	—	856	856
Distributions	—	—	—	—	—	(581)	(581)
Net income attributable to noncontrolling interest	—	—	—	—	—	1,008	1,008
Balance at December 31, 2020	$269	$47,683	$222,170	$6,188,148	$—	$7,297	$6,465,567

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$468,513	$631,777	$160,422
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(35,660)	(37,719)	(18,174)
Other-than-temporary impairments	—	6,968	1,243
Change in investment credit loss	102,603	—	—
Accretion of premiums, discounts and loan origination fees	9,479	(4,394)	(6,163)
Net capitalized interest on policy loans and mortgage loans	(30,367)	(34,081)	(39,262)
Depreciation	52,551	53,160	52,049
Interest credited to policyholders’ account balances	321,042	511,999	315,684
Charges to policyholders’ account balances	(310,746)	(305,256)	(285,549)
Deferred federal income tax expense (benefit)	58,910	78,385	(22,599)
Equity in earnings of unconsolidated affiliates	(42,467)	(103,501)	(21,281)
Distributions from unconsolidated affiliates	82,045	111,848	21,453
Changes in:
Policyholder liabilities	210,397	145,396	288,065
Deferred policy acquisition costs	(5,678)	(12,749)	(71,497)
Reinsurance recoverables	(2,529)	15,645	(8,886)
Premiums due and other receivables	(10,048)	3,780	(31,360)
Prepaid reinsurance premiums	1,865	8,952	10,003
Accrued investment income	(15,533)	(12,227)	(960)
Current tax payable	339	18,893	35,315
Liability for retirement benefits	(13,765)	(8,454)	(69,762)
Fair value of option securities	(51,931)	(144,978)	54,951
Fair value of equity securities	(356,281)	(422,535)	107,188
Other, net	(100,276)	5,503	24,630
Net cash provided by operating activities	332,463	506,412	495,510
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Held-to-maturity securities	1,615,811	864,481	629,359
Available-for-sale securities	977,051	500,724	451,292
Equity securities	117,866	294,798	214,737
Investment real estate	61,548	66,725	11,577
Mortgage loans	522,900	837,732	812,239
Policy loans	52,767	48,079	52,606
Other invested assets	148,101	120,455	118,846
Disposals of property and equipment	268	69	—
Distributions from unconsolidated affiliates	73,229	91,325	58,287
Payment for the purchase/origination of:
Held-to-maturity securities	(498,149)	(1,468,253)	(1,349,008)
Available-for-sale securities	(1,473,808)	(528,495)	(680,477)
Equity securities	(131,238)	(49,016)	(79,514)
Investment real estate	(31,518)	(24,163)	(71,732)
Mortgage loans	(752,244)	(784,408)	(1,173,189)
Policy loans	(22,338)	(27,722)	(26,147)
Other invested assets	(98,371)	(109,074)	(75,233)
Additions to property and equipment	(39,863)	(21,402)	(17,670)
Contributions to unconsolidated affiliates	(351,286)	(262,569)	(151,261)
Change in short-term investments	(603,058)	(190,511)	452,005
Change in collateral held for derivatives	(15,648)	107,133	(68,565)
Other, net	2,657	10,369	7,087
Net cash used in investing activities	(445,323)	(523,723)	(884,761)

AMERICAN NATIONAL GROUP, INC.
(formerly AMERICAN NATIONAL INSURANCE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Years ended December 31,
	2020	2019	2018
FINANCING ACTIVITIES
Policyholders’ account deposits	1,232,520	1,770,646	1,717,153
Policyholders’ account withdrawals	(1,388,649)	(1,481,234)	(1,345,498)
Proceeds from Federal Home Loan Bank borrowings	500,000	—	—
Repayment of Federal Home Loan Bank borrowings	(250,000)	—	—
Change in notes payable	(4,294)	20,034	505
Dividends to stockholders	(88,190)	(88,243)	(88,228)
Payments to noncontrolling interest	(581)	(20,055)	(2,354)
Net cash provided by financing activities	806	201,148	281,578
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(112,054)	183,837	(107,673)
Cash and cash equivalents at beginning of the period	452,001	268,164	375,837
Cash and cash equivalents at end of the period	$339,947	$452,001	$268,164

Supplemental cash flow information:
Interest paid	$805	$—	$—
Income taxes paid, net	50,800	86,440	22,234

See accompanying notes to the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations
On July 1, 2020, American National Insurance Company, a Texas insurance company (“ANICO”), completed its previously announced holding company reorganization. As a result of such reorganization, ANICO became a wholly owned subsidiary of American National Group, Inc., a Delaware corporation (“ANAT”), and ANAT replaced ANICO as the publicly held company. Consequently, all filings with the Securities and Exchange Commission from July 2, 2020 forward will be filed by ANAT under CIK No. 0001801075. For purposes of filing this Form 10-K for the year ended December 31, 2020, the accompanying consolidated financial statements and notes thereto have been titled “American National Group, Inc.” to reflect the current name of the public registrant, with the parenthetical notation “formerly American National Insurance Company” to reflect the reporting entity for the prior periods covered therein. Upon the effective date of the holding company reorganization, ANAT retired 3,945,249 shares of common stock that were held in treasury at ANICO prior to the reorganization. The amount of retired treasury stock in excess of par value was charged to retained earnings. Before and after the reorganization, the issuer had 50,000,000 authorized shares of common stock and 26,887,200 common shares outstanding. As a result of the reorganization, each share of ANICO common stock, par value $1.00 per share, was automatically converted into one duly issued, fully paid and non-assessable share of ANAT common stock, par value $0.01 per share. As a result of the reorganization, the directors and officers of ANICO became directors and officers of ANAT. There is no change in the ultimate ownership of the organization and business operations will continue from our current office locations and companies. ANAT, through its consolidated subsidiaries (collectively “American National” or the "Company”) offers a broad portfolio of insurance products, including individual and group life insurance, annuities, health insurance, and property and casualty insurance. Business is conducted in all 50 states, the District of Columbia, and Puerto Rico.
Note 2 – Summary of Significant Accounting Policies and Practices
The consolidated financial statements and notes thereto have been prepared in conformity with GAAP and are reported in U.S. currency. American National consolidates entities that are wholly-owned and those in which American National owns less than 100% but controls the voting rights, as well as variable interest entities in which American National is the primary beneficiary. Intercompany balances and transactions with consolidated entities have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method of accounting. Certain amounts in prior years have been reclassified to conform to current year presentation.
The preparation of the consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported consolidated financial statement balances. Actual results could differ from those estimates.
Investments
Investment securities are comprised of bonds classified as held-to-maturity that are carried at amortized cost net of credit loss allowance and bonds classified as available-for-sale that are carried at fair value. In addition, equity investments, other than those accounted for under the equity method or those that result in consolidation of the investee, are measured at fair value with changes in fair value recognized in earnings.
Mortgage loans on real estate are stated at unpaid principal balance, adjusted for any unamortized discount, deferred expenses, and allowances. Accretion of discounts is recorded using the effective yield method. Interest income, prepayment fees, and accretion of discounts and origination fees are reported in “Net investment income” in the consolidated statements of operations. Interest income earned is accrued on the principal amount of the loan based on contractual interest rate. However, interest ceases to accrue for loans on which interest is more than 90 days past due, when the collection of interest is not probable, or when a loan is in foreclosure. Income on past due loans is reported on a cash basis. When a loan becomes current, it is placed back into accrual status. Cash receipts on impaired loans are recorded as a reduction of principal, interest income, expense reimbursement, or other manner in accordance with the loan agreement. In the consolidated statements of operations, gains and losses from the sale of loans are reported in “Net realized investment gains,” and changes in allowances are reported in "Change in investment credit loss."

Note 2 – Summary of Significant Accounting Policies and Practices — (Continued)
Mortgage loans are presented net of the Company's recorded allowance for expected credit loss, which represents the portion of amortized cost basis on mortgage loans that the Company does not expect to collect. In determining the Company’s allowance for credit losses, management: (i) pools and evaluates mortgage loans with similar risk characteristics, (ii) considers expected lifetime credit losses adjusted for prepayments and extensions, and (iii) considers past events, current economic conditions and forecasts of future economic conditions. The allowance is calculated quarterly for each property type based on inputs unique to each loan property type.
On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable), and reasonably expected troubled debt restructurings (i.e., the Company grants concessions to borrower that is experiencing financial difficulties) may be evaluated individually for credit loss. The allowance for credit losses for loans evaluated individually is established using the same methodologies for the overall commercial portfolio segment except for collateral dependent loans. The allowance for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans is recorded as a change in the allowance for credit losses which is recorded on a quarterly basis as a charge or credit to earnings.
Policy loans are carried at the outstanding balance plus any accrued interest which approximates fair value.
Investment real estate including related improvements are stated at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (typically 15 to 50 years). Rental income is recognized on a straight-line basis over the term of the respective lease. American National classifies a property as held-for-sale if it commits to a plan to sell a property within one year and actively markets the property in its current condition for a price that is reasonable in comparison to its estimated fair value. Real estate held-for-sale is stated at the lower of depreciated cost or estimated fair value less expected disposition costs and is not depreciated while it is classified as held-for-sale. American National periodically reviews its investment real estate for impairment and tests properties for recoverability whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable and the carrying value of the property exceeds its estimated fair value. Properties whose carrying values are greater than their undiscounted cash flows are written down to their estimated fair value, with the impairment loss included as an adjustment to “Net realized investment gains” in the consolidated statements of operations. Impairment losses are based upon the estimated fair value of real estate, which is generally computed using the present value of expected future cash flows from the real estate discounted at a rate commensurate with the underlying risks as well as other appraisal methods. Real estate acquired upon foreclosure is recorded at the lower of its cost or its estimated fair value at the date of foreclosure.
Real estate joint ventures and other limited partnership interests in which the Company has more than a minor interest or influence over the investee’s operations, but it does not have a controlling interest and is not the primary beneficiary, are accounted for using the equity method. These investments are reported as “Investments in unconsolidated affiliates” in the consolidated statements of financial position. For certain joint ventures, American National records its share of earnings using a lag methodology of one to three months when timely financial information is not available, and the contractual right does not exist to receive such financial information. In addition to the investees’ impairment analysis of their underlying investments, American National routinely evaluates its investments in those investees for impairments. American National considers financial and other information provided by the investee, other known information, and inherent risks in the underlying investments, as well as future capital commitments, in determining whether impairment has occurred. When an impairment is deemed to have occurred at the joint venture level, American National recognizes its share as an adjustment to “Equity in earnings of unconsolidated affiliates” to record the investment at its fair value. When an impairment results from American National’s separate analysis, an adjustment is made through “Net realized investment gains” to record the investment at its fair value.
Short-term investments comprised of commercial paper are carried at amortized cost, which approximates fair value. Short-term investments have a maturity of less than one year.
Other invested assets comprised primarily of equity-indexed options are carried at fair value and may be collateralized by counterparties; such collateral is restricted to the Company’s use. Separately managed accounts and Federal Home Loan Bank stock are also included in other invested assets and are carried at cost or market value if available from the account manager. Other invested assets also include tax credit partnerships and mineral rights less allowance for depletion, where applicable.

Note 2 – Summary of Significant Accounting Policies and Practices — (Continued)
Credit losses on fixed maturity securities, held-to-maturity, receive a lifetime expected credit loss allowance upon initial recognition of the security representing the net amount expected to be collected. Expected credit losses are measured on a collective (pool) basis by major security type with the credit loss allowance determined based on the difference between the net present value of the expected cash flows from those pooled securities with the amortized cost basis. The expected cash flows are discounted at the effective interest rate of the security and consider historical credit loss information that is adjusted for current market conditions and reasonable and supportable economic forecasts based upon a third-party valuation model. The valuation model calculates expected cash flows based on scenario conditioned probability of default and loss given default. Probability of default measures the likelihood of default over a specified time period, and the loss given default measures the amount that the Company could lose in the event of a counterparty default.

For fixed maturity securities, available-for-sale, in unrealized loss positions which American National does not intend to sell and for which it is not more-likely-than-not that it will be required to sell before its anticipated recovery, American National assesses whether the amortized cost basis of securities will be recovered by comparing the net present value of the expected cash flows from those securities with its amortized cost basis. Management estimates the expected cash flows using a third-party valuation model similar to that used for held-to-maturity securities. The net present value of the expected cash flows is calculated by discounting management’s best estimate of expected cash flows at the effective interest rate implicit in the fixed maturity security when acquired. If the net present value of the expected cash flows is less than the amortized cost, a credit loss allowance is recorded. The credit loss is recorded as the excess of amortized cost over the net present value of the expected cash flows limited by the amount the fair value is less than the amortized cost (fair-value floor). If the fair value is less than the net present value of its expected cash flows at the impairment measurement date, a non-credit loss exists which is recorded in other comprehensive income (loss) for the difference between the fair value and the net present value of the expected cash flows.

Additions to or releases of the allowance on all fixed maturity securities are reported in “Change in investment credit loss” in the consolidated statements of operations.

Prior to January 1, 2020, an other-than-temporary impairment (“OTTI”) loss was recorded when management believed the carrying value would not be realized. After the recognition of a credit loss, fixed maturity securities were accounted for as if they had been purchased on the OTTI measurement date, with a cost basis equal to their previous amortized cost less the related OTTI losses recognized in earnings. The new cost basis of an other-than-temporarily impaired security was not adjusted for subsequent increases in estimated fair value. Should there have been a significant increase in the estimate of cash flows expected to be collected from previously impaired securities, the increase would have been accounted for prospectively by accreting it as interest income over its remaining life.
Derivative instruments are purchased to hedge against future interest rate increases in liabilities indexed to market rates and are recorded in the consolidated statements of financial position at fair value net of collateral provided by counterparties. The change in fair value of derivative assets and liabilities is reported in the consolidated statements of operations as “Net investment income” and “Interest credited to policyholders’ account balances,” respectively. American National does not apply hedge accounting treatment to its derivative instruments. The Company uses derivative instruments to hedge its business risk and holds collateral to offset exposure from its counterparties. Collateral that supports credit risk is reported in the consolidated statements of financial position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral.
Cash and cash equivalents have durations that do not exceed 90 days at the date of acquisition, include cash on-hand and in banks, as well as amounts invested in money market funds, and are reported as “Cash and cash equivalents” in the consolidated statements of financial position.

Property and equipment consist of buildings occupied by American National, data processing equipment, software, furniture and equipment, and automobiles which are carried at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful life of the asset (typically 3 to 50 years).

Note 2 – Summary of Significant Accounting Policies and Practices — (Continued)
Insurance specific assets and liabilities
Deferred policy acquisition costs (“DAC”) are capitalized costs related directly to the successful acquisition of new or renewal insurance contracts. Significant costs are incurred to acquire insurance and annuity contracts, including commissions and certain underwriting, policy issuance, and processing expenses.
DAC on traditional life, including limited-pay contracts, and health products is amortized with interest over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue expected to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality, morbidity, and withdrawal assumptions used in computing liabilities for future policy benefits. DAC is reduced by a provision for possible inflation of maintenance and settlement expenses determined by means of grading interest rates.
DAC on universal life and investment-type contracts is amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, and surrender charges. The effect of the realization of unrealized gains (losses) on DAC is recognized within AOCI in the consolidated statements of financial position as of the reporting date. A change in interest rates could have a significant impact on DAC calculated for these contracts.
DAC associated with property and casualty business is amortized over the coverage period of the related policies, in relation to premiums earned.
For short-duration and long-duration contracts, DAC is grouped consistent with the manner in which insurance contracts are acquired, serviced, and measured for profitability and is reviewed for recoverability based on the profitability of the underlying insurance contracts. Investment income is anticipated in assessing the recoverability of DAC for short-duration contracts.
Liabilities for future policy benefits for traditional products have been provided on a net level premium method based on estimated investment yields, withdrawals, mortality, and other assumptions that were appropriate at the time the policies were issued. Estimates are based on historical experience adjusted for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. When it is determined that future expected experience differs significantly from existing assumptions, the estimates are revised for current and future issues.
Policyholders’ account balances represent the contract value that has accrued to the benefit of the policyholders related to universal-life and investments-type contracts. For fixed products, these are generally equal to the accumulated deposits plus interest credited, reduced by withdrawals, payouts, and accumulated policyholder assessments. Indexed product account balances are equal to the sum of host and embedded derivative reserves computed per derivative accounting guidance.
Liabilities for unpaid claims and claim adjustment expenses (“CAE”) are established to provide for the estimated costs of paying claims. These reserves include estimates for both case reserves and IBNR claim liabilities. Case reserves include the liability for reported but unpaid claims. IBNR liabilities include a provision for potential development on case reserves, losses on claims currently closed which may reopen in the future, as well as IBNR claims. These liabilities also include an estimate of the expense associated with settling claims, including legal and other fee, and the general expenses of administering the claims adjustment process.
Reinsurance recoverables are estimated amounts due to American National from reinsurers related to paid and unpaid ceded claims and CAE and are presented net of a reserve for collectability. Recoveries of gross ultimate losses under our non-catastrophe reinsurance are estimated by a review of individual large claims and the ceded portion of IBNR using assumed distribution of loss by percentage retained. Recoveries of gross ultimate losses under our catastrophe reinsurance are estimated by applying reinsurance treaty terms to estimates of gross ultimate losses. The most significant assumption is the average size of the individual losses for those claims that have occurred but have not yet been reported and our estimate of gross ultimate losses. The ultimate amount of the reinsurance ceded recoverable is unknown until all losses settle.

Note 2 – Summary of Significant Accounting Policies and Practices — (Continued)
Separate account assets and liabilities
Separate account assets and liabilities are funds that are held separate from the general assets and liabilities of American National. Separate account assets include funds representing the investments of variable insurance product contract holders, who bear the investment risk of such funds. Investment income and investment gains and losses from these separate funds accrue to the benefit of the contract holders. American National reports separately, as assets and liabilities, investments held in such separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from American National’s general account liabilities; (iii) investments are directed by the contract holder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. In addition, American National's qualified pension plan assets are included in separate accounts. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the consolidated statements of operations. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of American National.
Premiums, benefits, claims incurred, and expenses
Traditional ordinary life and health premiums are recognized as revenue when due. Benefits and expenses are associated with earned premiums to result in recognition of profits over the term of the insurance contracts.
Annuity premiums received on limited-pay and supplemental annuity contracts involving a significant life contingency are recognized as revenue when due. Deferred annuity premiums are recorded as deposits rather than recognized as revenue. Revenues from deferred annuity contracts are principally surrender charges and, in the case of variable annuities, administrative fees assessed to contract holders.
Universal life and single premium whole life revenues represent amounts assessed to policyholders including mortality charges, surrender charges actually paid, and earned policy service fees. Amounts included in expenses are benefits in excess of account balances returned to policyholders.
Property and casualty premiums are recognized as revenue over the period of the contract in proportion to the amount of insurance protection, which is generally evenly over the contract period, net of reinsurance ceded. Claims incurred consist of claims and CAE paid and the change in reserves, net of reinsurance received and recoverable.
Participating insurance policies
Participating business comprised approximately 4.2% of the life insurance in-force at December 31, 2020 and 15.8% of life premiums in 2020.
For the majority of this participating business, profits earned are reserved for the payment of dividends to policyholders, except for the stockholders’ share of profits on participating policies, which is limited to the greater of 10% of the profit on participating business, or 50 cents per thousand dollars of the face amount of participating life insurance in-force. Participating policyholders’ interest includes the accumulated net income from participating policies reserved for payment to such policyholders in the form of dividends (less net income allocated to stockholders as indicated above) as well as a pro rata portion of unrealized investment gains (losses) net of tax. Dividends to participating policyholders were $7.0 million, $8.4 million, and $7.6 million for the years ended 2020, 2019, and 2018, respectively. Additional income of $5.8 million, $34.0 million, and $4.2 million was allocated to participating policyholders for the years ended 2020, 2019, and 2018, respectively.
For all other participating business, the allocation of dividends to participating policyowners is based upon a comparison of experienced rates of mortality, interest and expenses, as determined periodically for representative plans of insurance, issue ages and policy durations, with the corresponding rates assumed in the calculation of premiums.
Federal income taxes
American National files a consolidated life and non-life federal income tax return. Certain subsidiaries that are consolidated for financial reporting are not eligible to be included in the consolidated federal income tax return; accordingly, they file separate returns.

Note 2 – Summary of Significant Accounting Policies and Practices — (Continued)
Deferred income tax assets and liabilities are recognized to reflect the future tax consequences attributable to differences between the financial statement amounts of assets and liabilities and their respective tax bases. Deferred taxes are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.

American National recognizes tax benefits on uncertain tax positions if it is “more-likely-than-not” the position based on its technical merits will be sustained by taxing authorities. American National recognizes the largest benefit that is greater than 50% likely of being ultimately realized upon settlement. Tax benefits not meeting the “more-likely-than-not” threshold, if applicable, are included with “Other liabilities” in the consolidated statements of financial position. American National recognizes interest expense and penalties related to uncertain tax positions, if applicable, as income tax expense in the consolidated statements of operations. Accrued interest expense and penalties related to uncertain tax positions are reported as "Other liabilities" in the consolidated statements of financial position.
Pension and postretirement benefit plans
Pension and postretirement benefit obligations and costs for our frozen benefit plans are estimated using assumptions including demographic factors such as retirement age and mortality.
American National uses a discount rate to determine the present value of future benefits on the measurement date. The guideline for setting this rate is a high-quality long-term corporate bond rate. For this purpose, a hypothetical bond portfolio to match the expected monthly benefit payments under the pension plan was constructed with the resulting yield of the portfolio used as a discount rate.
In developing the investment return assumption, we relied on a model that utilizes the following factors:

•Current yield to maturity of fixed income securities
•Forecasts of inflation, GDP growth, and total return for each asset class
•Historical plan performance
•Target asset allocation
•Standard deviations and correlations related to historical and expected future returns of each asset class and inflation

The resulting assumption is the assumed rate of return for the plans’ target asset allocation, net of investment expenses, and reflects anticipated returns of the plans’ current and future assets.

Using this approach, the calculated return will fluctuate from year to year; however, it is American National’s policy to hold this long-term assumption relatively constant.

Stock-based compensation
Stock Appreciation Rights (“SARs”) liability and compensation cost is based on the fair value of the grants and is remeasured each reporting period through the settlement date. The fair value of the SARs is calculated using the Black-Scholes-Merton option-pricing model. The key assumptions used in the model include: the grant date and remeasurement date stock prices, expected life of the SARs, and the risk-free rate of return. The compensation liability related to the SAR award is reported as “Other liabilities” in the consolidated statements of financial position.
Restricted Stock (“RS”) equity and compensation cost is based on the fair value of the underlying stock at grant date. The compensation cost accrued is reported as “Additional paid-in capital” in the consolidated statements of financial position.
Restricted Stock Units (“RSUs”) are settled in cash, resulting in classifying RSUs as a liability award. The liability is remeasured each reporting period through the vesting date and is adjusted for changes in fair value. The compensation liability related to the RSUs is reported as “Other Liabilities” in the consolidated statements of financial position.
Litigation contingencies
Existing and potential litigation is reviewed quarterly to determine if any adjustments to liabilities for possible losses are necessary. Reserves for losses are established whenever they are probable and reasonably estimable. If no one estimate within the range of possible losses is more probable than any other, a reserve is recorded based on the lowest amount of the range.

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
Adoption of this guidance resulted in an allowance for credit losses primarily on the commercial mortgage loans and related off-balance sheet unfunded loan commitments, held-to-maturity bonds, and reinsurance recoverables. The Company recorded a cumulative effect adjustment to retained earnings of $33.5 million, net of tax, which reduced stockholders' equity. The impact is attributable to a $42.4 million allowance for credit losses on the aforementioned financial assets. See table below for additional detail.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	The new guidance modifies the disclosure requirements on fair value measurements. Certain disclosure requirements are removed, modified, or added to improve the relevancy of the fair value measurement disclosures.	The Company adopted this standard on its required effective date of January 1, 2020 using a prospective transition for certain amendments and retrospective transition for all other amendments.	The adoption of this standard did not have a material impact to the Company’s Notes to the Consolidated Financial Statements.
ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	The new standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance removes certain defined benefit pension or other postretirement plan disclosures that are no longer cost beneficial, clarifies the specific requirements for each disclosure, and adds disclosure requirements.	The Company adopted this standard on its required effective date of December 31, 2020, using a retrospective transition.	The adoption of this standard did not have a material impact to the Company’s Consolidated Financial Statements or Notes to the Consolidated Financial Statements.
ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	The new standard aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. Current GAAP does not specifically address the implementation costs of a cloud computing arrangement that is service contract.	The Company adopted this standard on its required effective date of January 1, 2020 using a prospective transition.	The adoption of this standard did not have a material impact to the Company’s Consolidated Financial Statements or Notes to the Consolidated Financial Statements.

As of January 1, 2020, changes related to the adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326"), had the following effect on assets and liabilities:

	Pre-ASC 326 Adoption	Adjustment to Adopt ASC 326	Balance as of January 1, 2020
Assets:
Allowance for credit losses
Fixed maturity, bonds held-to-maturity, at amortized cost	$—	$(21,664)	$(21,664)
Mortgage loans on real estate	(19,160)	(11,216)	(30,376)
Reinsurance recoverables	(8,220)	(7,920)	(16,140)
Liabilities:
Allowance for credit losses
Other policyholder funds	—	1,518	1,518
Other liabilities	—	(3,126)	(3,126)
Total	$(27,380)	$(42,408)	$(69,788)

Note 3 – Recently Issued Accounting Pronouncements — (Continued)

Future Adoption of New Accounting Standards — The FASB issued the following accounting guidance relevant to American National:

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts	The guidance will improve the timeliness of recognizing changes in the liability for future policy benefits for traditional and limited payment long-duration contracts and will modify the rate used to discount future cash flows. The guidance will also simplify the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts (market risk benefits), simplify the amortization of deferred acquisition costs, and add significant qualitative and quantitative disclosures.	This standard will become effective for the Company for all annual and interim periods beginning January 1, 2023, which was extended from the previous effective date of January 1, 2022 through the issuance of ASU 2020-11. The guidance allows for one of two adoption methods, a modified retrospective transition or a full retrospective transition, except for the changes to accounting for market risk benefits which will require a retrospective transition.	We are currently evaluating the impact of the amendment to the Company. Based on the nature of the standard, we expect the impact to be material to our Consolidated Financial Statements and Notes to the Consolidated Financial Statements.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The amendments simplify the accounting for income taxes by removing certain exceptions in the existing guidance including those related to intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items. The amendments require that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax as well as other minor changes.	This standard became effective for the Company for all annual and interim periods beginning January 1, 2021. The new guidance specifies which amendments should be applied prospectively, retrospective to all periods presented, or on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.	The adoption of this standard did not have a material impact to the Company's Consolidated Financial Statements or Notes to the Consolidated Financial Statements.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in this Update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	The amendments in this Update are effective for all entities as of March 12, 2020 and will sunset through December 31, 2022, at which time the application of exceptions and optional expedients will no longer be permitted.	The inventory of LIBOR exposures has been completed and is primarily limited to floating rate bonds, alternative investments, and borrowings within joint venture investments. Some of the contracts included in these categories will mature prior to December 31, 2021, the start of LIBOR rates cessations. The transition from LIBOR is expected to result in an immaterial impact to the Company.

Note 4 – Investment in Securities
The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. states and political subdivisions	$109,445	$4,101	$(11)	$—	$113,535
Foreign governments	3,851	374	—	—	4,225
Corporate debt securities	6,992,095	623,233	(9,117)	(7,475)	7,598,736
Residential mortgage-backed securities	114,579	5,065	(1,464)	(452)	117,728
Collateralized debt securities	139,709	6,864	(845)	(4,515)	141,213
Other debt securities	7,733	11	—	—	7,744
Total bonds held-to-maturity	7,367,412	639,648	(11,437)	(12,442)	7,983,181
Fixed maturity, bonds available-for-sale
U.S. treasury and government	28,766	418	(1)	—	29,183
U.S. states and political subdivisions	1,066,627	73,976	(145)	—	1,140,458
Foreign governments	14,995	1,393	—	—	16,388
Corporate debt securities	5,887,756	471,205	(17,207)	(7,275)	6,334,479
Residential mortgage-backed securities	20,544	964	(29)	(188)	21,291
Collateralized debt securities	54,454	1,040	(94)	(19)	55,381
Total bonds available-for-sale	7,073,142	548,996	(17,476)	(7,482)	7,597,180
Total investments in fixed maturity	$14,440,554	$1,188,644	$(28,913)	$(19,924)	$15,580,361

	December 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. states and political subdivisions	$165,109	$5,005	$—	$—	$170,114
Foreign governments	3,907	442	—	—	4,349
Corporate debt securities	8,099,098	332,410	(6,539)	—	8,424,969
Residential mortgage-backed securities	237,516	6,460	(1,148)	—	242,828
Collateralized debt securities	125,631	1,146	(347)	—	126,430
Total bonds held-to-maturity	8,631,261	345,463	(8,034)	—	8,968,690
Fixed maturity, bonds available-for-sale
U.S. treasury and government	29,505	441	(5)	—	29,941
U.S. states and political subdivisions	1,030,309	47,865	(9)	—	1,078,165
Foreign governments	5,000	1,287	—	—	6,287
Corporate debt securities	5,338,007	251,408	(12,795)	—	5,576,620
Residential mortgage-backed securities	23,405	739	(201)	—	23,943
Collateralized debt securities	9,444	686	(1)	—	10,129
Total bonds available-for-sale	6,435,670	302,426	(13,011)	—	6,725,085
Total investments in fixed maturity	$15,066,931	$647,889	$(21,045)	$—	$15,693,775

Note 4 – Investment in Securities — (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	December 31, 2020
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$672,904	$681,748	$416,924	$421,798
Due after one year through five years	2,901,055	3,115,358	3,259,188	3,481,552
Due after five years through ten years	2,842,667	3,171,376	2,295,372	2,517,433
Due after ten years	950,786	1,014,699	1,101,658	1,176,397
Total	$7,367,412	$7,983,181	$7,073,142	$7,597,180

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been presented based on the year of final contractual maturity.

Proceeds from sales of bonds available-for-sale, with the related gross realized gains and losses, are shown below (in thousands):

	Years ended December 31,
	2020	2019	2018
Proceeds from sales of fixed maturity, bonds available-for-sale	$164,372	$45,017	$85,590
Gross realized gains	624	250	376
Gross realized losses	(4,145)	(1,124)	(2,298)

Gains and losses are determined using specific identification of the securities sold. During 2020 and 2019, bonds below investment grade with a carrying value of $142.7 million and $157.9 million, respectively, were transferred from held-to-maturity to available-for-sale after a deterioration in the issuers’ creditworthiness.

In accordance with various regulations, American National has bonds on deposit with regulating authorities with a carrying value of $47.7 million and $48.0 million at December 31, 2020 and 2019, respectively. In addition, American National has pledged bonds in connection with agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $111.0 million and $162.2 million at December 31, 2020 and 2019, respectively.

The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Years ended December 31,
	2020	2019	2018
Bonds available-for-sale: change in unrealized gains (losses)	$242,105	$335,473	$(233,465)
Adjustments for
Deferred policy acquisition costs	(68,474)	(87,003)	51,920
Participating policyholders’ interest	(3,010)	(16,056)	11,157
Deferred federal income tax benefit (expense)	(36,306)	(48,258)	34,127
Change in net unrealized gains (losses) on debt securities, net of tax	$134,315	$184,156	$(136,261)

The components of the change in net gains on equity securities are shown below (in thousands):

	Years ended December 31,
	2020	2019
Unrealized gains on equity securities	$349,999	$375,395
Net gains on equity securities sold	6,282	47,140
Net gains on equity securities	$356,281	$422,535

Note 4 – Investment in Securities — (Continued)

The gross unrealized losses and fair value of bonds available-for-sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below (in thousands, except number of issues):

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized (Losses)	Fair Value	Number of Issues	Gross Unrealized (Losses)	Fair Value	Number of Issues	Gross Unrealized (Losses)	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	1	$(1)	$2,868	—	$—	$—	1	$(1)	$2,868
U.S. states and political subdivisions	2	(145)	10,205	—	—	—	2	(145)	10,205
Corporate debt securities	43	(8,507)	270,249	8	(8,700)	13,270	51	(17,207)	283,519
Residential mortgage-backed securities	1	(21)	1,391	3	(8)	593	4	(29)	1,984
Collaterized debt securities	3	(93)	12,752	1	(1)	158	4	(94)	12,910
Total	50	$(8,767)	$297,465	12	$(8,709)	$14,021	62	$(17,476)	$311,486

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized (Losses)	Fair Value	Number of Issues	Gross Unrealized (Losses)	Fair Value	Number of Issues	Gross Unrealized (Losses)	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	—	$—	$—	5	$(5)	$8,299	5	$(5)	$8,299
U.S. states and political subdivisions	2	(9)	1,733	—	—	—	2	(9)	1,733
Corporate debt securities	22	(5,257)	94,942	25	(7,538)	132,626	47	(12,795)	227,568
Residential mortgage-backed securities	1	(9)	10,169	3	(192)	722	4	(201)	10,891
Collateralized debt securities	1	(1)	159	—	—	—	1	(1)	159
Total	26	$(5,276)	$107,003	33	$(7,735)	$141,647	59	$(13,011)	$248,650

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

Equity securities by market sector distribution are shown below, based on fair value:

	December 31,
	2020	2019
Consumer goods	19.3%	18.9%
Energy and utilities	5.2	8.0
Finance	21.6	18.0
Healthcare	15.0	13.0
Industrials	7.4	7.6
Information technology	27.1	25.0
Other	4.4	9.5
Total	100.0%	100.0%

Note 4 – Investment in Securities — (Continued)

Allowance for Credit Losses

Held-to-Maturity Securities—Management measures expected credit losses on bonds held-to-maturity on a qualitative adjustment basis by major security type: corporate bonds, structured products, municipals, specialty products and treasuries. Accrued interest receivable on held-to maturity debt securities are excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current market conditions and reasonable and supportable economic forecasts based upon a third-party valuation model.

Available-for-Sale Securities—For bonds available-for-sale in an unrealized loss position, the Company first assesses whether it intends to sell the security or will be required to sell the security before recovery of its amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through income. For bonds available-for-sale that do not meet either indicated criteria, the Company evaluates whether the decline in fair value has resulted from credit events or market factors. In making this assessment, management first calculates the extent to which fair value is less than amortized cost, and then may consider any changes to the rating of the security by a rating agency, and any specific conditions related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded through income, limited to the amount fair value is less than amortized cost. Any remaining unrealized loss is recognized in other comprehensive income.

When the discounted cash flow method is used to determine the allowance for credit losses, management's estimates incorporate expected prepayments, if any. Model inputs are considered reasonable and supportable for three years. A mean reversion is applied in years four and five. Credit loss allowance is not measured on accrued interest receivable because the balance is written off to net investment income in a timely manner, within 90 days. Changes in the allowance for credit losses are recognized through the consolidated statement of operations as changes in estimated credit loss.

No accrued interest receivables were written off as of December 31, 2020.

The rollforward of the allowance for credit losses for bonds held-to-maturity is shown below (in thousands):

	Foreign Governments	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Allowance for credit losses*
Cumulative adjustment at January 1, 2020	$4	$(18,563)	$(2,968)	$(137)	$(21,664)
Purchases	—	(622)	(323)	—	(945)
Disposition	—	6,901	106	134	7,141
Provision	1	(6,117)	199	—	(5,917)
Balance at March 31, 2020	5	(18,401)	(2,986)	(3)	(21,385)
Purchases	—	(116)	—	—	(116)
Disposition	—	200	—	—	200
Provision	(5)	(1,565)	454	3	(1,113)
Balance at June 30, 2020	—	(19,882)	(2,532)	—	(22,414)
Purchases	—	(4)	(6)	—	(10)
Disposition	—	1,607	—	—	1,607
Provision	—	(231)	(408)	(35)	(674)
Balance at September 30, 2020	—	(18,510)	(2,946)	(35)	(21,491)
Purchases	—	(41)	—	—	(41)
Disposition	—	793	694	—	1,487
Provision	—	10,283	(2,263)	(417)	7,603
Balance at December 31, 2020	$—	$(7,475)	$(4,515)	$(452)	$(12,442)
*Quarterly amounts in the table above are unaudited

Note 4 – Investment in Securities — (Continued)

The rollforward of the allowance for credit losses for available-for-sale debt securities is shown below (in thousands):

	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Allowance for credit losses*
Beginning balance at January 1, 2020	$—	$—	$—	$—
Allowance on securities that had an allowance recorded in a previous period	(12,499)	(236)	(130)	(12,865)
Balance at March 31, 2020	(12,499)	(236)	(130)	(12,865)
Increase in allowance related to purchases	(73)	—	—	(73)
Reduction in allowance related to disposition	7	—	3	10
Allowance on securities that had an allowance recorded in a previous period	10,017	155	(83)	10,089
Allowance on securities where credit losses were not previously recorded	(1,276)	—	—	(1,276)
Balance at June 30, 2020	(3,824)	(81)	(210)	(4,115)
Increase in allowance related to purchases	(28)	—	—	(28)
Reduction in allowance related to disposition	33	—	—	33
Allowance on securities that had an allowance recorded in a previous period	1,153	74	16	1,243
Allowance on securities where credit losses were not previously recorded	(4,771)	—	—	(4,771)
Balance at September 30, 2020	(7,437)	(7)	(194)	(7,638)
Increase in allowance related to purchases	(116)	—	—	(116)
Reduction in allowance related to disposition	23	6	—	29
Allowance on securities that had an allowance recorded in a previous period	255	(18)	6	243
Balance at December 31, 2020	$(7,275)	$(19)	$(188)	$(7,482)
*Quarterly amounts in the table above are unaudited

The allowance fluctuated from quarter to quarter in 2020 reflecting market volatility during the year. The impact of COVID-19, the oil price shocks, and the elevated unemployment rate were variables that increased default risk for borrowers in North America and globally. During 2020, energy, retail, construction and transportation sectors were most impacted by the market conditions leading to increased loss allowances; however, in the last quarter of 2020, the default risk forecast had shown that government policies and vaccine development succeeded in mitigating the credit risk to a certain extent. As a result, the expected loss on U.S. corporate debt securities classified as held-to-maturity decreased with the recovery in the market by the end of the year. The outcome drove held-to-maturity allowances to become more in line with available-for-sale results.

Note 4 – Investment in Securities — (Continued)

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

The credit quality indicators for the amortized cost of bonds held-to-maturity are shown below (in thousands):

	December 31, 2020
	Amortized cost of held-to-maturity debt securities by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. state and political subdivisions	$25,831	$43,964	$34,893	$—	$4,757	$109,445
Foreign governments	—	2,820	1,031	—	—	3,851
Corporate debt securities	1,956	262,830	2,976,571	3,647,496	103,242	6,992,095
Collateralized debt securities	—	—	107,795	31,914	—	139,709
Residential mortgage backed securities	—	112,995	—	—	1,584	114,579
Other debt securities	—	7,733	—	—	—	7,733
Total	$27,787	$430,342	$3,120,290	$3,679,410	$109,583	$7,367,412

	December 31, 2019
	Amortized cost of held-to-maturity debt securities by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. state and political subdivisions	$58,539	$76,542	$24,260	$500	$5,268	$165,109
Foreign governments	—	2,861	1,046	—	—	3,907
Corporate debt securities	2,729	407,070	3,637,144	4,031,931	20,224	8,099,098
Residential mortgage backed securities	87,003	—	51,771	—	98,742	237,516
Collateralized debt securities	—	—	109,233	16,398	—	125,631
Total	$148,271	$486,473	$3,823,454	$4,048,829	$124,234	$8,631,261

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

	December 31,
	2020		2019
East North Central	$783,614	14.9%	$667,150	13.1%
East South Central	146,052	2.8	144,887	2.8
Mountain	1,284,555	24.5	1,200,434	23.6
Pacific	806,426	15.4	852,574	16.7
South Atlantic	619,405	11.8	621,875	12.2
West South Central	1,313,848	25.1	1,272,522	25.0
Other	288,631	5.5	337,575	6.6
Total	$5,242,531	100.0%	$5,097,017	100.0%

Note 5 – Mortgage Loans — (Continued)
As of December 31, 2020 and 2019, loans in foreclosure and loans foreclosed are as follows (in thousands, except number of loans):

	December 31,
	2020		2019
Foreclosure and foreclosed	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
In foreclosure	1	$5,168	2	$13,345
Filed for bankruptcy*	1	9,230	—	—
Total in foreclosure	2	$14,398	2	$13,345

Foreclosed	2	$8,603	2	$16,008
*Borrower filed for bankruptcy after foreclosure proceedings had begun.

The age analysis of past due loans is shown below (in thousands, except percentages):

	30-59 Days Past Due	60-89 Days Past Due	More Than 90 Days Past Due			Total
December 31, 2020				Total	Current	Amount	Percent
Apartment	$—	$—	$—	$—	$557,159	$557,159	10.5%
Hotel	30,315	30,158	—	60,473	853,522	913,995	17.0
Industrial	14,930	—	5,168	20,098	836,105	856,203	15.9
Office	24,804	—	9,230	34,034	1,522,197	1,556,231	29.0
Parking	48,825	29,355	—	78,180	286,107	364,287	6.8
Retail	4,991	—	25,779	30,770	760,907	791,677	14.7
Storage	—	—	—	—	165,561	165,561	3.1
Other	—	—	—	—	163,121	163,121	3.0
Total	$123,865	$59,513	$40,177	$223,555	$5,144,679	$5,368,234	100.0%
Allowance for loan losses						(125,703)
Total, net of allowance						$5,242,531
December 31, 2019
Apartment	$—	$—	$—	$—	$385,630	$385,630	7.5%
Hotel	—	—	—	—	901,044	901,044	17.6
Industrial	—	13,076	4,091	17,167	589,722	606,889	11.9
Office	22,870	—	—	22,870	1,587,591	1,610,461	31.5
Parking	—	—	—	—	284,866	284,866	5.6
Retail	—	—	4,122	4,122	843,466	847,588	16.6
Storage	—	—	—	—	148,402	148,402	2.9
Other	11,759	—	—	11,759	319,538	331,297	6.4
Total	$34,629	$13,076	$8,213	$55,918	$5,060,259	$5,116,177	100.0%
Allowance for loan losses						(19,160)
Total, net of allowance						$5,097,017

As a result of the economic impact associated with COVID-19, as of December 31, 2020, 93 loans with a total balance of $1.6 billion primarily related to hotels, retail and parking operations were modified. The terms of the modifications of these loans include forbearance of principal and interest payments for a period of up to six months, extensions of maturity dates, and/or provision for interest only payments. Of these modified loans, three loans totaling $60.5 million are over 60 days past due and one loan totaling $25.8 million is over 90 days past due. Prior to December 31, 2020, eight loans totaling $230 million which had been modified earlier in the year were modified again. The terms of these modifications were for additional forbearance of up to six months and extensions of interest only payments for up to twelve month and generally included a requirement for the payment of at least 20% of the total interest due during the modification period. The remaining loans are current under their modified terms. The modified loans are presented according to their referenced status under their modified terms in the aging table above. The modified loans had an aggregate deferred interest of $18.3 million as of December 31, 2020.

There were no unamortized purchase discounts as of December 31, 2020 and 2019. Total mortgage loans were net of unamortized origination fees of $26.1 million and $29.3 million at December 31, 2020 and 2019, respectively. No unearned income is included in these amounts.

Note 5 – Mortgage Loans — (Continued)
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

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Years ended December 31,
	2020			2019
	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post Modification	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post Modification
Office	7	$76,220	$76,220	2	$21,211	$21,211
Retail	6	79,943	79,943	1	38,248	38,248
Industrial	2	11,565	11,565	—	—	—
Hotel	34	811,131	811,131	—	—	—
Parking	16	248,465	248,465	—	—	—
Apartment	2	40,097	40,097	—	—	—
Total	67	$1,267,421	$1,267,421	3	$59,459	$59,459

American National considers the amount, timing and extent of concessions in determining credit loss allowances for loan losses recorded in connection with a troubled debt restructuring.

There were 67 loans determined to be a troubled debt restructuring for the year ended December 31, 2020. There are $3.9 million of commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented. The increase in loans determined to be a troubled debt restructuring in 2020 is attributable to COVID-19 related loan modifications where the concessions granted were in excess of six-months in duration.

Note 5 – Mortgage Loans — (Continued)
Allowance for Credit Losses
Mortgage loans on real estate are stated at unpaid principal balance, adjusted for any unamortized discount, deferred expenses and allowances. The allowance for current expected losses per ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASC 326"), at the effective date, January 1, 2020, was based upon the current expected credit loss model. Refer to Note 3, Recently Issued Accounting Pronouncements. The model considers past loss experience, current economic conditions, and reasonable and supportable forecasts of future conditions. Reversion for the allowance calculation is implicit in the models used to determine the allowance. The methodology uses a discounted cash flow approach based on expected cash flows.

The rollforward of the allowance for credit losses for mortgage loans is shown below (in thousands):

Commercial Mortgage Loans**
Balance at December 31, 2017	$(18,866)
Change in allowance	(2,467)
Balance at December 31, 2018	(21,333)
Change in allowance	2,173
Balance at December 31, 2019	(19,160)
Cumulative adjustment at January 1, 2020*	(11,216)
Provision	(29,069)
Balance at March 31, 2020	(59,445)
Provision	(52,035)
Balance at June 30, 2020	(111,480)
Provision	(1,436)
Balance at September 30, 2020	(112,916)
Provision	(12,787)
Balance at December 31, 2020	$(125,703)
*Effective January 1, 2020, the Company adopted ASU No. 2016-13. Adoption of this guidance resulted in an allowance for credit losses primarily on the commercial mortgage loans and related off-balance sheet unfunded loan commitments, held-to-maturity bonds and reinsurance recoverables. Prior periods have not been restated to conform to the current presentation. See Note 3, Recently Issued Accounting Pronouncements.
**Quarterly amounts in the table above are unaudited
The change in allowance for December 31, 2020 was driven by the economic disruption caused by COVID-19.

The asset and allowance balances for credit losses for mortgage loans by property-type are shown below (in thousands):

	December 31, 2020
	Asset Balance	Allowance
Apartment	$557,159	$(8,845)
Hotel	913,995	(45,596)
Industrial	856,203	(2,516)
Office	1,556,231	(33,373)
Retail	791,677	(10,856)
Parking	364,287	(18,178)
Storage	165,561	(2,509)
Other	163,121	(3,830)
Total	$5,368,234	$(125,703)

Note 5 – Mortgage Loans — (Continued)
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

	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Total
Apartment	$43,000	$179,817	$48,316	$180,073	$68,465	$37,488	$557,159
Hotel	4,697	63,538	204,103	219,655	148,130	273,872	913,995
Industrial	278,401	157,808	134,076	46,544	122,587	116,787	856,203
Office	31,904	58,938	199,428	343,178	293,625	629,158	1,556,231
Retail	69,501	38,977	100,607	80,207	161,460	340,925	791,677
Parking	28,678	13,791	27,243	8,650	169,521	116,404	364,287
Storage	21,659	63,313	54,562	17,095	8,932	—	165,561
Other	—	32,111	59,418	2,235	21,274	48,083	163,121
Total	$477,840	$608,293	$827,753	$897,637	$993,994	$1,562,717	$5,368,234
Allowance for loan losses							(125,703)
Total, net of allowance							$5,242,531

Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. It is the Company's policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. At December 31, 2020, commercial loans of $40.2 million were past due over 90 days and are in non-accrual status.

Off-Balance Sheet Credit Exposures

The Company has off-balance sheet credit exposures related to non-cancellable unfunded commitment amounts on commercial mortgage loans. We estimate the allowance for these exposures by applying the allowance rate we computed for each property type to the related outstanding commitment amounts. As of December 31, 2020, we have included an $11.8 million liability in other liabilities on the consolidated statements of financial position based on unfunded loan commitments of $686.5 million.

Note 6 – Real Estate and Other Investments
The carrying amount of investment real estate, net of accumulated depreciation, by property-type and geographic distribution are as follows (in thousands, except percentages):

	December 31, 2020		December 31, 2019
	Carrying Amount	Percent	Carrying Amount	Percent
Industrial	$37,764	7.3%	$68,809	12.5%
Office	237,246	45.9	219,490	39.8
Retail	199,232	38.5	215,800	39.1
Other	43,051	8.3	47,120	8.6
Total	$517,293	100.0%	$551,219	100.0%

	December 31, 2020		December 31, 2019
	Carrying Amount	Percent	Carrying Amount	Percent
East North Central	$49,921	9.7%	$32,539	5.9%
East South Central	32,630	6.3	34,248	6.2
Mountain	65,862	12.7	68,498	12.4
Pacific	42,537	8.2	40,462	7.3
South Atlantic	72,305	14.0	83,552	15.2
West South Central	236,987	45.8	278,833	50.6
Other	17,051	3.3	13,087	2.4
Total	$517,293	100.0%	$551,219	100.0%

American National regularly invests in real estate partnerships and joint ventures. American National frequently participates in the design of these entities with the sponsor, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third-parties that may affect the fair value or risk of its variable interest in the VIEs in 2020 or 2019.
The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	December 31,
	2020	2019
Investment real estate	$131,405	$134,534
Short-term investments	500	500
Cash and cash equivalents	8,070	11,155
Other receivables	3,484	3,673
Other assets	13,796	15,355
Total assets of consolidated VIEs	$157,255	$165,217
Notes payable	$153,703	$157,997
Other liabilities	8,490	9,731
Total liabilities of consolidated VIEs	$162,193	$167,728

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $3.0 million and $4.3 million at December 31, 2020 and 2019, respectively.

Note 6 – Real Estate and Other Investments — (Continued)
The total long-term notes payable of the consolidated VIE’s consists of the following (in thousands):

		December 31,
Interest rate	Maturity	2020	2019
LIBOR	2021	$10,819	$10,836
4% fixed	2022	78,565	81,709
4.18% fixed	2024	64,319	65,452
Total		$153,703	$157,997
For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	December 31,
	2020		2019
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Investment in unconsolidated affiliates	$368,588	$368,588	$332,742	$332,742
Mortgage loans	722,917	722,917	657,528	657,528
Accrued investment income	4,980	4,980	2,198	2,198
As of December 31, 2020, one real estate investment with a carrying value of $3.4 million met the criteria as held-for-sale.
The Company’s equity in earnings of unconsolidated affiliates is the Company’s share of operating earnings and realized gains from fixed income and equity funds and investments in real estate joint ventures (“joint ventures”) using the equity method of accounting. In 2020 and 2019 certain joint ventures took advantage of market opportunities to generate realized gains on the sale of real estate held or developed by the ventures.
Fixed income and equity funds are primarily comprised of senior secured and second lien private loans that are secured by assets, revenues, or credit/balance sheet lending.
The Company’s income from and investment in each joint venture did not exceed 20% and therefore no separate financial disclosure is required. The Company’s income from, assets held, and investment in each joint venture did not exceed 10% of operating income before tax. Additionally, the Company’s investment in joint ventures is less than 3% of the Company’s total assets, and investments in individual joint ventures is not considered to be material to the Company in relation to its financial position or ongoing results of operations. Therefore, summarized financial information of equity method investees has not been included.
The Company’s total investment in and equity in earnings of unconsolidated affiliates, of which substantially all are limited liability companies ("LLCs") or limited partnerships, were comprised of the following (in thousands):

	December 31,
	2020	2019
Fixed income and equity funds	$458,776	$278,611
Real estate joint ventures	443,279	402,780
Other	18,359	24,330
Total investments in unconsolidated affiliates	$920,414	$705,721

	Years ended December 31,
	2020	2019	2018
Income from operations	$14,958	$7,407	$7,595
Net gain on sales	27,509	96,094	13,686
Equity in earnings of unconsolidated affiliates	$42,467	$103,501	$21,281

Table of Content

Note 7 – Derivative Instruments

American National purchases over-the-counter equity-indexed options as economic hedges against fluctuations in the equity markets to which equity-indexed products are exposed. These options are not designated as hedging instruments for accounting purposes under GAAP. Equity-indexed contracts include a fixed host universal-life insurance or annuity contract and an equity-indexed embedded derivative. The detail of derivative instruments is shown below (in thousands, except number of instruments):

		December 31,
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	2020			2019
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	455	$2,867,600	$242,201	473	$2,654,600	$256,005
Equity-indexed embedded derivative	Policyholders’ account balances	112,103	2,748,540	705,013	101,950	2,527,205	731,552

		Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Years ended December 31,
		2020	2019	2018
Equity-indexed options	Net investment income	$51,931	$144,980	$(54,951)
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(22,977)	(162,011)	17,862
The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by the counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The Company holds collateral in cash and notes secured by U.S. government backed assets. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts, less the fair value of collateral held. The Company maintains master netting agreements with its current active trading partners. As such, a right of offset has been applied to collateral that supports credit risk and has been recorded in the consolidated statements of financial position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral.
Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		December 31, 2020
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$51,489	$31,513	$18,100	$49,613	$49,613	$—	$1,876
Credit Suisse	Baa1/BBB+	9,447	8,680	—	8,680	8,680	—	767
Goldman-Sachs	A3/BBB+	1,227	1,170	—	1,170	1,170	—	57
ING	Baa1/A-	20,606	10,450	10,300	20,750	20,606	144	—
Morgan Stanley	A2/BBB+	37,406	30,616	5,700	36,316	36,316	—	1,090
NATIXIS*	A1/A+	30,567	30,720	—	30,720	30,567	153	—
Truist	A3/A-	52,127	43,960	11,000	54,960	52,127	2,833	—
Wells Fargo	A2/BBB+	39,332	29,370	9,900	39,270	39,270	—	62
Total		$242,201	$186,479	$55,000	$241,479	$238,349	$3,130	$3,852

		December 31, 2019
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa3/BBB	$54,583	$27,343	$28,000	$55,343	$54,583	$760	$—
Credit Suisse	Baa2/BBB+	7,117	7,390	—	7,390	7,009	381	108
Goldman-Sachs	A3/BBB+	1,053	930	—	930	930	—	123
ING	Baa1/A-	30,330	14,940	16,000	30,940	30,330	610	—
Morgan Stanley	A3/BBB+	34,988	25,926	9,000	34,926	34,926	—	62
NATIXIS*	A1/A+	29,918	30,200	—	30,200	29,918	282	—
SunTrust	A3/A-	60,360	41,720	17,000	58,720	58,645	75	1,715
Wells Fargo	A2/A-	37,656	24,110	15,000	39,110	37,656	1,454	—
Total		$256,005	$172,559	$85,000	$257,559	$253,997	$3,562	$2,008
*Collateral is prohibited from being held in invested assets.

Note 8 – Net Investment Income and Net Realized Investment Gains (Losses)

Net investment income (loss) is shown below (in thousands):

	Years ended December 31,
	2020	2019	2018
Bonds	$560,811	$602,054	$566,513
Equity securities	31,325	33,502	39,193
Mortgage loans	251,414	254,720	258,102
Real estate	5,797	8,849	13,533
Equity-indexed options	51,931	144,980	(54,951)
Other invested assets	32,407	33,301	35,977
Total	$933,685	$1,077,406	$858,367

Net realized investment gains (losses) are shown below (in thousands):

	Years ended December 31,
	2020	2019	2018
Bonds	$23,318	$16,361	$10,903
Mortgage loans	—	(2,412)	(4,798)
Real estate	12,401	25,555	12,076
Other invested assets	(59)	(1,785)	(7)
Total	$35,660	$37,719	$18,174

Net realized investment gains (losses) by transaction type are shown below (in thousands):

	Years ended December 31,
	2020	2019	2018
Sales	$10,249	$27,161	$13,279
Calls and maturities	26,948	17,372	12,893
Paydowns	(108)	(156)	(209)
Impairments	(1,276)	(6,505)	(3,717)
Loss allowance*	—	21	(2,547)
Others	(153)	(174)	(1,525)
Total	$35,660	$37,719	$18,174

Other-than-temporary impairment losses are shown below (in thousands):

	Years ended December 31,
	2020	2019	2018
Bonds*	$—	$(6,968)	$(1,243)
*Effective January 1, 2020, the Company adopted ASU No. 2016-13. Adoption of this guidance resulted in an allowance for credit losses primarily on the commercial mortgage loans and related off-balance sheet unfunded loan commitments, held-to-maturity bonds and reinsurance recoverables. Prior periods have not been restated to conform to the current presentation. See Note 3, Recently Issued Accounting Pronouncements.

Note 9 – Fair Value of Financial Instruments
The carrying amount and fair value of financial instruments are shown below (in thousands):

	December 31,
	2020		2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity	$7,354,970	$7,983,181	$8,631,261	$8,968,690
Fixed maturity, bonds available-for-sale	7,597,180	7,597,180	6,725,085	6,725,085
Equity securities	2,070,766	2,070,766	1,700,960	1,700,960
Equity-indexed options	242,201	242,201	256,005	256,005
Mortgage loans on real estate, net of allowance	5,242,531	5,451,152	5,097,017	5,309,005
Policy loans	373,014	373,014	379,657	379,657
Short-term investments	1,028,379	1,028,379	425,321	425,321
Separate account assets ($1,153,702 and $1,049,938 included in fair value hierarchy)	1,185,467	1,185,467	1,073,891	1,073,891
Separately managed accounts	64,424	64,424	50,503	50,503
Total financial assets	$25,158,932	$25,995,764	$24,339,700	$24,889,117
Financial liabilities
Investment contracts	$10,101,764	$10,101,764	$10,254,959	$10,254,959
Embedded derivative liability for equity-indexed contracts	705,013	705,013	731,552	731,552
Notes payable	153,703	153,703	157,997	157,997
Federal Home Loan Bank advance	250,000	250,227	—	—
Separate account liabilities ($1,153,702 and $1,049,938 included in fair value hierarchy)	1,185,467	1,185,467	1,073,891	1,073,891
Total financial liabilities	$12,395,947	$12,396,174	$12,218,399	$12,218,399

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

Note 9 – Fair Value of Financial Instruments — (Continued)

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

Note 9 – Fair Value of Financial Instruments — (Continued)

Separate Account Assets and Liabilities—Separate account assets and liabilities are funds that are held separate from the general assets and liabilities of American National. Separate account assets include funds representing the investments of variable insurance product contract holders, who bear the investment risk of such funds. Investment income and investment gains and losses from these separate funds accrue to the benefit of the contract holders. American National reports separately, as assets and liabilities, investments held in such separate accounts and liabilities of the separate accounts if (i) such separate accounts are legally recognized; (ii) assets supporting the contract liabilities are legally insulated from American National’s general account liabilities; (iii) investments are directed by the contract holder; and (iv) all investment performance, net of contract fees and assessments, is passed through to the contract holder. In addition, American National's qualified pension plan assets are included in separate accounts. The assets of these accounts are carried at fair value. Deposits, net investment income and realized investment gains and losses for these accounts are excluded from revenues, and related liability increases are excluded from benefits and expenses in the consolidated statements of operations. Separate accounts are established in conformity with insurance laws and are not chargeable with liabilities that arise from any other business of American National.
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
No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2020, 2019, and 2018.
Embedded Derivative—The amounts reported within policyholder contract deposits include equity linked interest crediting rates based on the S&P 500 within indexed annuities and indexed life. The following unobservable inputs are used for measuring the fair value of the embedded derivatives associated with the policyholder contract liabilities:
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
•Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At December 31, 2020 and 2019, the one-year implied volatility used to estimate embedded derivative value was 17.6% and 11.3%, respectively.
Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	December 31,			December 31,
	2020	2019	Unobservable Input	2020	2019
Indexed Annuities	$670.8	$706.5	Lapse Rate	1-50%	1-70%
			Mortality Multiplier	100%	90-100%
			Equity Volatility	16-69%	11-46%
Indexed Life	34.2	25.0	Equity Volatility	16-69%	11-46%

Note 9 – Fair Value of Financial Instruments — (Continued)

Quantitative Disclosures
The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Assets and Liabilities Carried at Fair Value by Hierarchy Level at December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$29,183	$—	$29,183	$—
U.S. states and political subdivisions	1,140,458	—	1,140,458	—
Foreign governments	16,388	—	16,388	—
Corporate debt securities	6,334,479	—	6,224,042	110,437
Residential mortgage-backed securities	21,291	—	21,291	—
Collateralized debt securities	55,381	—	55,381	—
Total bonds available-for-sale	7,597,180	—	7,486,743	110,437
Equity securities
Common stock	2,055,229	2,054,789	—	440
Preferred stock	15,537	14,909	—	628
Total equity securities	2,070,766	2,069,698	—	1,068
Options	242,201	—	—	242,201
Short-term investments	1,028,379	—	1,028,379	—
Separate account assets	1,153,702	309,425	844,277	—
Separately managed accounts	64,424	—	—	64,424
Total financial assets	$12,156,652	$2,379,123	$9,359,399	$418,130
Financial liabilities
Embedded derivative for equity-indexed contracts	$705,013	$—	$—	$705,013
Notes payable	153,703	—	—	153,703
Separate account liabilities	1,153,702	309,425	844,277	—
Total financial liabilities	$2,012,418	$309,425	$844,277	$858,716

	Assets and Liabilities Carried at Fair Value by Hierarchy Level at December 31, 2019
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$29,941	$—	$29,941	$—
U.S. states and political subdivisions	1,078,165	—	1,078,165	—
Foreign governments	6,287	—	6,287	—
Corporate debt securities	5,576,620	—	5,531,776	44,844
Residential mortgage-backed securities	23,943	—	23,943	—
Collateralized debt securities	10,129	—	10,129	—
Total bonds available-for-sale	6,725,085	—	6,680,241	44,844
Equity securities
Common stock	1,682,149	1,681,686	—	463
Preferred stock	18,811	18,811	—	—
Total equity securities	1,700,960	1,700,497	—	463
Options	256,005	—	—	256,005
Short-term investments	425,321	—	425,321	—
Separate account assets	1,049,938	271,575	778,363	—
Separately managed accounts	50,503	—	—	50,503
Total financial assets	$10,207,812	$1,972,072	$7,883,925	$351,815
Financial liabilities
Embedded derivative for equity-indexed contracts	$731,552	$—	$—	$731,552
Notes payable	157,997	—	—	157,997
Separate account liabilities	1,049,938	271,575	778,363	—
Total financial liabilities	$1,939,487	$271,575	$778,363	$889,549

Note 9 – Fair Value of Financial Instruments — (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Balance at December 31, 2017	$—	$220,190	$—	$512,526
Net loss for derivatives included in net investment income	—	(55,093)	—	—
Net change included in interest credited	—	—	—	(17,862)
Purchases, sales and settlements or maturities
Purchases	4,346	72,033	16,532	—
Sales	—	(18)	—	—
Settlements or maturities	—	(89,106)	—	—
Premiums less benefits	—	—	—	101,411
Balance at December 31, 2018	4,346	148,006	16,532	596,075
Net gain for derivatives included in net investment income	—	144,980	—	—
Net change included in interest credited	—	—	—	162,011
Net fair value change included in other comprehensive income	—	—	60	—
Purchases, sales and settlements or maturities
Purchases	45,307	75,163	33,911	—
Sales	(113)	(13,396)	—	—
Settlements or maturities	—	(98,748)	—	—
Premiums less benefits	—	—	—	(26,534)
Gross transfers out of Level 3	(4,233)	—	—	—
Balance at December 31, 2019	45,307	256,005	50,503	731,552
Net gain for derivatives included in net investment income	—	51,931	—	—
Net change included in interest credited	—	—	—	22,977
Net fair value change included in other comprehensive income	80	—	(312)	—
Purchases, sales and settlements or maturities
Purchases	191,960	80,705	25,343	—
Sales	(70,842)	(8,063)	(11,110)	—
Settlements or maturities	—	(138,377)	—	—
Premiums less benefits	—	—	—	(49,516)
Gross transfers out of Level 3	(55,000)	—	—	—
Balance at December 31, 2020	$111,505	$242,201	$64,424	$705,013

Within the net gain (loss) for derivatives included in net investment income were unrealized losses of $11.2 million, unrealized gains of $113.3 million, and unrealized losses of $94.9 million relating to assets still held at December 31, 2020, 2019, and 2018, respectively.

The associated embedded derivative decrease is largely driven by classification changes to declared funds within indexed products and by changes to the embedded derivative discount rate.

There were no transfers between Level 1 and Level 2 fair value hierarchies during the periods presented. Unless information is obtained from the brokers that indicates observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the brokers as other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent brokers. The inputs used by the brokers include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of these inputs were observable to American National as of December 31, 2020. The transfers out of Level 3 during the years ended December 31, 2020 and 2019 were the result of securities being priced by the third-party service at the end of the period, using inputs that were observable or derived from market data, which resulted in classification of these assets as Level 2.

Note 9 – Fair Value of Financial Instruments — (Continued)

Fair Value Information About Financial Instruments Not Recorded at Fair Value
Information about fair value estimates for financial instruments not measured at fair values is discussed below:
Fixed Maturity Securities—The fair value of bonds held-to-maturity is determined to be consistent with the disclosure under Valuation Techniques for the Financial Instrument Recorded at Fair Value section.
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
Separately Managed Accounts—The amounts reported in separately managed accounts consist primarily of notes and private equity. These investments are private placements and do not have a readily determinable fair value. The carrying value of the separately managed accounts is cost or market value, if available from the separately managed account manager. Market value is provided by the separately managed account manager in subsequent quarters. American National believes that cost approximates fair value at initial recognition during the quarter of investment.
Investment Contracts—The carrying value of investment contracts is equivalent to the accrued account balance. The accrued account balance consists of deposits, net of withdrawals, net of interest credited, fees and charges assessed and other adjustments. American National believes that the carrying value of investment contracts approximates fair value because the majority of these contracts’ interest rates reset at anniversary.
Notes Payable—Notes payable are carried at outstanding principal balance. The carrying value of the notes payable approximates fair value because the underlying interest rates approximate market rates at the balance sheet date.
Federal Home Loan Bank Advance—The Federal Home Loan Bank advance is carried at outstanding principal balance. The fair value of the advance is obtained from the Federal Home Loan Bank of Dallas.

Note 9 – Fair Value of Financial Instruments — (Continued)

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below (in thousands):

	December 31, 2020
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. states and political subdivisions	Level 2	$109,445	$113,535
Foreign governments	Level 2	3,851	4,225
Corporate debt securities	Level 2	6,981,597	7,595,712
Corporate debt securities	Level 3	3,024	3,024
Residential mortgage-backed securities	Level 2	114,127	117,728
Collateralized debt securities	Level 2	135,194	141,213
Other debt securities	Level 2	7,732	7,744
Total fixed maturity, bonds held-to-maturity		7,354,970	7,983,181
Mortgage loans on real estate, net of allowance	Level 3	5,242,531	5,451,152
Policy loans	Level 3	373,014	373,014
Total financial assets		$12,970,515	$13,807,347
Financial liabilities
Investment contracts	Level 3	$10,101,764	$10,101,764
Notes payable	Level 3	153,703	153,703
Federal Home Loan Bank advance	Level 2	250,000	250,227
Total financial liabilities		$10,505,467	$10,505,694

	December 31, 2019
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. states and political subdivisions	Level 2	$165,109	$170,114
Foreign governments	Level 2	3,907	4,349
Corporate debt securities	Level 2	8,099,098	8,424,969
Residential mortgage-backed securities	Level 2	237,516	242,828
Collateralized debt securities	Level 2	125,631	126,430
Total fixed maturity, bonds held-to-maturity		8,631,261	8,968,690
Mortgage loans on real estate, net of allowance	Level 3	5,097,017	5,309,005
Policy loans	Level 3	379,657	379,657
Total financial assets		$14,107,935	$14,657,352
Financial liabilities
Investment contracts	Level 3	$10,254,959	$10,254,959
Notes payable	Level 3	157,997	157,997
Total financial liabilities		$10,412,956	$10,412,956

Note 10 – Deferred Policy Acquisition Costs
Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Balance at December 31, 2017	$791,276	$426,497	$36,806	$119,265	$1,373,844
Additions	131,156	92,603	12,590	315,305	551,654
Amortization	(97,263)	(57,468)	(15,436)	(309,990)	(480,157)
Effect of change in unrealized gains on available-for-sale debt securities	13,964	37,956	—	—	51,920
Net change	47,857	73,091	(2,846)	5,315	123,417
Balance at December 31, 2018	839,133	499,588	33,960	124,580	1,497,261
Additions	139,336	70,272	19,940	313,710	543,258
Amortization	(113,300)	(79,746)	(21,322)	(316,141)	(530,509)
Effect of change in unrealized gains on available-for-sale debt securities	(12,269)	(74,734)	—	—	(87,003)
Net change	13,767	(84,208)	(1,382)	(2,431)	(74,254)
Balance at December 31, 2019	852,900	415,380	32,578	122,149	1,423,007
Additions	148,142	55,411	15,926	335,744	555,223
Amortization	(94,386)	(103,709)	(15,619)	(335,831)	(549,545)
Effect of change in unrealized gains on available-for-sale debt securities	(10,448)	(58,026)	—	—	(68,474)
Net change	43,308	(106,324)	307	(87)	(62,796)
Balance at December 31, 2020	$896,208	$309,056	$32,885	$122,062	$1,360,211
Commissions comprise the majority of the additions to deferred policy acquisition costs.

Note 11 – Liability for Future Policy Benefits and Policyholder Account Balances
American National estimates liabilities for amounts payable under insurance and annuity policies. Generally, amounts are payable over an extended period of time and related liabilities are calculated as the present value of expected benefit payments reduced by the present value of expected premiums. Such liabilities are established on a block of business based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, morbidity, policy lapse, renewal, retirement, disability incidence, disability termination, investment return, inflation, expenses, and other contingent events as appropriate to the respective product type.
Future policy benefits for non-participating traditional life insurance are equal to the aggregate of the present value of expected benefit payments and related expenses less the present value of expected net premiums. Assumptions as to mortality and persistency are based upon American National’s experience when the basis of the liability is established. Interest rates for the aggregate future policy benefit liabilities range from 3.0% to 8.0%.
Future policy benefit liabilities for participating traditional life insurance are equal to the aggregate of (i) net level premium reserves for death and endowment policy benefits (calculated based upon the non-forfeiture interest rate, ranging from 2.5% to 5.5%) and mortality rates guaranteed in calculating the cash surrender values described in such contracts; and (ii) the liability for terminal dividends.
Future policy benefit liabilities for individual fixed deferred annuities after annuitization and single premium immediate annuities are equal to the present value of expected future payments. The interest rate used in establishing such liabilities range from 3.0% to 6.0% for all policies in-force.

Future policy benefit liabilities for non-medical health insurance are calculated using the net level premium method and assumptions as to future morbidity, withdrawals and interest, which provide a margin for adverse deviation. The interest rate used in establishing such liabilities range from 3.5% to 8.0%.
Future policy benefit liabilities for disabled lives are estimated using the present value of benefits method and experience assumptions as to claim terminations, expenses and interest. The interest rates used in establishing such liabilities range from 3.0% to 6.0%.
Liabilities for universal life secondary guarantees and paid-up guarantees are determined by estimating the expected value of death benefits payable when the account balance is projected to be zero and recognizing those benefits ratably over the accumulation period based on total expected assessments. American National regularly evaluates estimates used and adjusts the additional liability balances with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the secondary and paid-up guarantee liabilities are consistent with those used for amortizing DAC, and are thus subject to the same variability and risk. The assumptions of investment performance and volatility for variable products are consistent with historical Standard & Poor’s experience. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios.
American National periodically reviews its estimates of actuarial liabilities for future policy benefits and compares them with its actual experience. Differences between actual experience and the assumptions used in pricing these policies, guarantees and riders and in the establishment of the related liabilities result in variances in profit and could result in losses. The effects of changes in such estimated liabilities are included in the consolidated statements of operations in the period in which the changes occur.
Policyholder account balances relate to investment-type contracts and universal life-type policies. Investment-type contracts principally include traditional individual fixed annuities in the accumulation phase and non-variable group annuity contracts. Policyholder account balances are equal to (i) policy account values, which consist of an accumulation of gross premium payments; (ii) credited interest, ranging from 1.0% to 8.0% (some annuities have enhanced first year crediting rates ranging from 1.0% to 7.0%), less expenses, mortality charges, and withdrawals; and (iii) fair value adjustment.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses

The liability for unpaid claims and claim adjustment expenses (“claims”) for health and property and casualty insurance is included in “Policy and contract claims” in the consolidated statements of financial position and is the amount estimated for incurred but not reported (“IBNR”) claims and claims that have been reported but not settled. The liability for unpaid claims is estimated based upon American National’s historical experience and actuarial assumptions that consider the effects of current developments, anticipated trends and risk management programs, less anticipated salvage and subrogation. The effects of the changes are included in the consolidated results of operations in the period in which the changes occur. The time value of money is not taken into account for the purposes of calculating the liability for unpaid claims. There have been no significant changes in methodologies or assumptions used to calculate the liability for unpaid claims and claim adjustment expenses.
Information regarding the liability for unpaid claims is shown below (in thousands):

	Years ended December 31,
	2020	2019	2018
Unpaid claims balance, beginning	$1,322,837	$1,305,225	$1,218,652
Less: Reinsurance recoverables	246,447	254,466	241,301
Net beginning balance	1,076,390	1,050,759	977,351
Incurred related to
Current	1,177,634	1,207,796	1,193,216
Prior years	(61,659)	(57,979)	(19,852)
Total incurred claims	1,115,975	1,149,817	1,173,364
Paid claims related to
Current	681,960	688,544	688,493
Prior years	399,276	435,642	411,463
Total paid claims	1,081,236	1,124,186	1,099,956
Net balance	1,111,129	1,076,390	1,050,759
Plus: Reinsurance recoverables	243,084	246,447	254,466
Unpaid claims balance, ending	$1,354,213	$1,322,837	$1,305,225

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $61.7 million, $58.0 million, $19.9 million in 2020, 2019, and 2018, respectively. The favorable development in 2020 was a reflection of lower rates of claim severity emergence than previously expected in the worker's compensation line of business , and lower liability claim settlement costs emerging from agribusiness and private passenger automobile lines of business. The favorable development in 2019 reflected lower rates of claim severity emergence than previously expected in the workers compensation line of business , and lower liability claim settlement costs emerging from private passenger automobile line of business.
For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at December 31, 2020 and December 31, 2019 was $20.5 million and $21.4 million respectively.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows (in thousands):

December 31, 2020
Net outstanding liabilities
Auto Liability	$449,779
Non-Auto Liability	282,681
Commercial Multi-Peril	125,321
Homeowners	82,010
Short Tail Property	39,528
Credit Property and Casualty	18,870
Credit Life	1,123
Health	25,089
Credit Health	4,689
Other	796
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	1,029,886
Reinsurance recoverable on unpaid claims
Auto Liability	9,240
Non-Auto Liability	38,496
Commercial Multi-Peril	5,972
Homeowners	9,520
Short Tail Property	6,018
Credit Property and Casualty	14,220
Credit Life	752
Health	165,436
Credit Health	1,903
Other	7,159
Total reinsurance recoverable on unpaid claims	258,716
Insurance lines other than short-duration	229,209
Unallocated claim adjustment expenses	57,477
286,686
Total gross liability for unpaid claims and claim adjustment expense	$1,575,288

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Property and Casualty Reserving Methodology—The following methods are utilized:
•Initial Expected Loss Ratio—This method calculates an estimate of ultimate losses by applying an estimated loss ratio to actual earned premium for each calendar/accident year. This method is appropriate for classes of business where the actual paid or reported loss experience is not yet mature enough to influence initial expectations of the ultimate loss ratios.
•Pegged Frequency and Severity—This method uses actual claims count data and emergence patterns of older accident periods to project the ultimate number of reported claims for a given accident year. A similar process projects the ultimate average severity per claim so that the product of the two projections results in a projection of ultimate loss for a given accident year.
•Bornhuetter-Ferguson—This method uses, as a starting point, either an assumed Initial Expected Loss Ratio Method or Pegged Frequency and Severity method and blends in the loss ratio or frequency and severity implied by the claims experience to date by using loss development patterns based on our historical experience. This method is generally appropriate where there are few reported claims and an unstable pattern of reported losses.
•Loss or Expense Development (Chain Ladder)—This method uses actual loss or defense and cost containment expense data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. This method is appropriate when there is a relatively stable pattern of loss and expense emergence and a relatively large number of reported claims.
•Ratio of Paid Defense and Cost Containment Expense to Paid Loss Development—This method uses the ratio of paid defense and cost containment expense to paid loss data and the historical development profiles on older accident periods to project more recent, less developed periods to their ultimate total. In this method, an ultimate ratio of paid defense and cost containment expense to paid loss is selected for each accident period. The selected paid defense and cost containment expense to paid loss ratio is then applied to the selected ultimate loss for each accident period to estimate the ultimate defense and cost containment expense. Paid defense and cost containment expense is then subtracted from the ultimate defense and cost containment expense to calculate the unpaid defense and cost containment expense for that accident period.
•Calendar Year Paid Adjusting and Other Expense to Paid Loss—This method uses a selected prior calendar years’ paid expense to paid loss ratio to project ultimate loss adjustment expenses for adjusting and other expense. A percentage of the selected ratio is applied to the case reserves (depending on the line of insurance) and 100% to the indicated IBNR reserves. These ratios assume that a percentage of the expense is incurred when a claim is opened and the remaining percentage is paid throughout the claim’s life.
For most credit property and casualty products, IBNR liability is calculated as a percentage of pro rata unearned premium, with the specific percentage for a given product line informed by a traditional completion factor claim reserve analysis.
The expected development on reported claims is the sum of a pay-to-current reserve and a future reserve. The pay-to-current reserve is calculated for each open claim having a monthly indemnity and contains the amount required to pay the open claim from the last payment date to the current valuation date. The future reserve is calculated by assigning to each open claim a fixed reserve amount based on the historical average severity. For debt cancellation products and involuntary unemployment insurance, this reserve is calculated using published valuation tables.
Cumulative claim frequency information is calculated on a per claim basis. Claims that do not result in a liability are not considered in the determination of unpaid liabilities.
For any given line of business, none of these methods are relied on exclusively. With minor exceptions, multiple methods may be used for a line of business as a check for reasonableness of our reselected reserve value.
The following contains information about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2011 to 2019 is presented as supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Auto Liability—Consists of personal and commercial auto. Claims and claim adjustment expenses are shown below (in thousands):

		Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance									As of December 31, 2020
		Years ended December 31,									IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$263,411	$250,659	$248,865	$244,519	$244,436	$242,619	$241,711	$240,997	$240,650	$240,601	$70	47,076
2012		251,593	242,255	231,312	228,013	229,426	228,559	228,864	228,486	228,236	92	44,689
2013			242,364	236,432	233,068	231,301	228,285	226,608	227,234	227,102	312	38,816
2014				232,146	223,386	217,819	215,419	214,870	214,557	214,326	369	36,000
2015					237,578	240,697	239,421	245,775	244,798	244,621	1,567	36,087
2016						259,177	256,080	261,400	259,128	257,633	3,352	37,092
2017							269,803	280,012	275,850	273,551	7,175	38,535
2018								314,467	299,512	288,806	23,172	37,711
2019									330,988	313,636	44,325	35,995
2020										277,597	90,052	24,322
									Total	$2,566,109

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$93,245	$161,387	$197,326	$217,640	$230,585	$236,187	$238,510	$239,409	$240,085	$240,313
2012		82,531	150,323	183,448	204,980	214,467	219,170	222,117	222,865	224,585
2013			79,358	143,709	181,535	204,480	215,280	219,303	223,739	224,675
2014				72,838	134,376	166,947	187,375	204,057	209,401	210,994
2015					78,861	149,366	186,281	211,908	231,530	237,792
2016						86,492	153,911	198,326	225,869	237,592
2017							88,357	175,175	218,435	241,823
2018								95,777	185,317	227,312
2019									98,545	193,389
2020										78,699
									Total	$2,117,174
				All outstanding liabilities before 2011, net of reinsurance*						844
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$449,779
*Unaudited supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Non-Auto Liability—Consists of workers’ compensation and other liability occurrence. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2020
	Years ended December 31,										IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$86,409	$76,038	$75,390	$74,372	$73,647	$71,423	$68,248	$67,979	$67,307	$67,758	$1,978	5,726
2012		83,146	80,470	78,644	75,226	68,017	63,630	64,118	63,336	63,552	2,368	4,872
2013			74,183	75,815	70,772	67,841	65,096	64,564	63,284	62,926	2,650	4,556
2014				83,084	75,550	72,624	67,339	67,865	67,267	67,268	3,472	6,102
2015					83,897	78,968	76,724	67,548	64,189	63,326	4,848	5,556
2016						86,935	83,179	73,764	73,195	68,178	8,180	4,481
2017							102,616	88,902	81,240	77,322	8,875	8,133
2018								88,986	85,910	79,493	23,527	13,575
2019									96,064	95,340	38,408	11,633
2020										90,197	59,252	8,703
									Total	$735,360

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$13,848	$31,943	$41,814	$52,003	$56,791	$60,706	$62,414	$63,121	$63,706	$64,020
2012		13,862	27,574	38,826	49,585	55,194	57,863	59,528	60,900	61,450
2013			12,794	22,743	32,474	42,504	47,987	51,672	54,323	55,426
2014				11,201	26,587	36,220	45,206	51,853	55,307	57,497
2015					11,979	23,488	37,059	46,285	51,303	53,478
2016						12,733	24,633	35,502	45,820	50,596
2017							14,865	37,139	48,654	53,996
2018								13,156	26,115	37,574
2019									12,204	30,199
2020										9,596
									Total	$473,832
		All outstanding liabilities before 2011, net of reinsurance*								21,153
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$282,681
*Unaudited supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Commercial Multi-Peril—Consists of business owners insurance and mortgage fire business. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2020
	Years ended December 31,										IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$42,185	$40,825	$39,037	$38,160	$38,456	$36,945	$37,014	$36,638	$35,964	$36,104	$222	3,566
2012		35,169	28,548	26,805	23,258	23,385	23,090	22,481	22,045	22,033	142	2,718
2013			33,979	27,592	27,867	26,970	25,948	26,028	24,790	24,681	301	2,228
2014				36,852	31,220	34,911	33,962	36,132	34,279	34,004	396	2,314
2015					33,997	31,488	29,023	32,282	31,285	33,059	848	2,238
2016						38,115	33,475	33,080	31,615	33,628	1,530	4,792
2017							42,411	37,079	40,611	43,367	2,801	6,796
2018								50,784	50,182	51,519	8,442	5,609
2019									56,062	59,789	17,510	3,442
2020										68,226	31,248	3,420
									Total	$406,410

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$13,092	$18,390	$22,616	$28,291	$30,458	$32,692	$34,177	$34,782	$34,939	$35,605
2012		11,525	14,454	16,263	18,670	20,716	21,026	21,352	21,415	21,453
2013			9,374	12,723	15,426	18,406	20,816	21,718	23,210	23,348
2014				12,001	16,484	20,199	24,602	27,339	31,448	32,702
2015					9,820	12,956	16,402	21,680	25,188	27,201
2016						11,327	17,193	19,085	22,339	25,686
2017							12,458	20,828	23,294	26,202
2018								18,027	30,078	32,490
2019									22,098	32,295
2020										25,492
									Total	$282,474
			All outstanding liabilities before 2011, net of reinsurance*							1,385
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$125,321
*Unaudited supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Homeowners—Consists of homeowners and renters business. Claims and claim adjustment expenses are shown below (in thousands):

		Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance									As of December 31, 2020
		Years ended December 31,									IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$203,301	$200,356	$198,757	$197,581	$197,381	$197,451	$197,239	$197,070	$197,020	$197,093	$—	38,761
2012		181,284	177,664	175,523	175,509	175,178	175,032	174,611	174,276	174,239	—	30,999
2013			152,208	149,080	149,272	148,231	147,927	147,444	147,359	147,234	—	20,041
2014				132,651	131,634	130,287	131,546	130,895	130,747	130,799	—	18,182
2015					125,430	124,199	123,619	123,824	123,731	123,357	33	17,753
2016						147,264	145,373	144,376	145,019	144,828	20	21,549
2017							164,284	172,274	172,491	169,524	25	23,555
2018								174,495	179,561	176,317	1,264	22,519
2019									177,854	176,005	5,808	20,125
2020										227,298	23,749	23,049
									Total	$1,666,694

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
2011	$160,625	$190,946	$194,237	$195,327	$196,575	$196,628	$196,717	$196,757	$196,787	$196,872
2012		143,797	169,415	171,842	173,170	173,676	174,139	174,247	174,256	174,239
2013			115,605	140,309	145,152	146,650	146,920	147,145	147,233	147,232
2014				96,300	122,601	126,245	129,467	130,059	130,305	130,542
2015					86,617	114,696	119,331	122,585	122,955	123,065
2016						105,415	136,796	140,972	144,000	144,596
2017							116,075	159,107	166,009	167,638
2018								121,631	165,203	170,850
2019									122,530	163,400
2020										166,352
									Total	$1,584,786
				All outstanding liabilities before 2011, net of reinsurance*						102
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$82,010
*Unaudited supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Short Tail Property—Consists of auto physical damage, fire, rental owners, standard fire policy, country estates, inland marine and watercraft. This line of business has substantially all claims settled and paid in less than two years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2020
	Years ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2019*	2020
2019	$247,229	$242,184	$115	65,697
2020	—	237,332	(418)	50,486
	Total	$479,516

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2019*	2020
2019	$218,333	$238,413
2020	—	203,827
	Total	$442,240
All outstanding liabilities before 2019, net of reinsurance*		2,252
Liabilities for claims and claim adjustment expenses, net of reinsurance		$39,528
*Unaudited supplementary information

Credit Property and Casualty—Consists of credit property insurance, vendor’s or lender’s single interest insurance, GAP insurance, GAP waiver, debt cancellation products, involuntary unemployment insurance and collateral protection insurance. This line of business has substantially all claims settled and paid in less than two years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2020
	Years ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2019*	2020
2019	$82,391	$82,393	$21	28,454
2020	—	65,260	14,089	19,659
	Total	$147,653

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2019*	2020
2019	$61,302	$82,372
2020		46,417
	Total	$128,789
All outstanding liabilities before 2019, net of reinsurance*		6
Liabilities for claims and claim adjustment expenses, net of reinsurance		$18,870
*Unaudited supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Credit Life—For credit life products, IBNR is calculated as a percentage of life insurance in-force. This line of business has substantially all claims settled and paid in less than two years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2020
	Years ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2019*	2020
2019	$5,956	$6,421	$59	29
2020	—	7,265	1,001	29
	Total	$13,686

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2019*	2020
2019	$4,772	$6,362
2020	—	6,201
	Total	$12,563
All outstanding liabilities before 2019, net of reinsurance*		—
Liabilities for claims and claim adjustment expenses, net of reinsurance		$1,123
*Unaudited supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Health Reserving Methodology—The following methods are utilized:
•Completion Factor Approach—This method assumes that the historical claim patterns will be an accurate representation of unpaid claim liabilities. An estimate of the unpaid claims is calculated by subtracting period-to-date paid claims from an estimate of the ultimate “complete” payment for all incurred claims in the period. Completion factors are calculated which “complete” the current period-to-date payment totals for each incurred month to estimate the ultimate expected payout.
•Tabular Claims Reserves—This method is used to calculate the reserves for long-term care and disability income blocks of business. These reserves rely on published valuation continuance tables created using industry experience regarding assumptions of continued morbidity and subsequent recovery. Reserves are calculated by applying these continuance tables, along with appropriate company experience adjustments, to the stream of contractual benefit payments. These expected benefit payments are discounted at the required interest rate.
•Future Policy Benefits—Reserves are equal to the aggregate of the present value of expected future benefit payments, less the present value of expected future premiums. Morbidity and termination assumptions are based on our experience or published valuation tables when available and appropriate.
•Premium Deficiency Reserves—Deficiency reserves are established when the expected future claim payments and expenses for a classification of policies are in excess of the expected premiums for these policies. The determination of a deficiency reserve takes into consideration the likelihood of premium rate increases, the timing of these increases, future net investment income, and the expected benefit utilization patterns. We have established premium deficiency reserves for portions of the major medical business and the long-term care business that are in run-off. The assumptions and methods used to determine the deficiency reserves are reviewed periodically for reasonableness, and the reserve amount is monitored against emerging losses.
There is no expected development on reported claims in the health blocks. Claim frequency is determined by totaling the number of unique claim numbers during the period as each unique claim number represents a claim event for an individual claimant.
Health—Consists of stop-loss and other supplemental health products. This line of business has substantially all claims settled and paid in less than five years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					As of December 31, 2020
	Years ended December 31,					IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2016*	2017*	2018*	2019*	2020
2016	$36,198	$41,236	$37,164	$37,233	$37,223	$—	28,723
2017		41,544	39,930	35,466	35,447	—	31,396
2018			64,686	63,729	57,676	—	31,766
2019				48,175	52,508	5,271	32,205
2020					38,461	14,269	23,773
				Total	$221,315

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2016*	2017*	2018*	2019*	2020
2016	$24,357	$37,040	$37,115	$37,191	$37,198
2017		25,358	35,392	35,420	35,420
2018			34,894	57,759	57,616
2019				33,353	47,270
2020					23,398
				Total	$200,902
All outstanding liabilities before 2016, net of reinsurance*					4,676
Liabilities for claims and claim adjustment expenses, net of reinsurance					$25,089
*Unaudited supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Credit Health Reserving Methodology—The following methods are utilized:

Tabular Claims Reserves—These reserves rely on published valuation continuance tables. The insureds age at disablement, the duration of the claim and the remaining term of the policy are used to provide a factor which is applied to the remaining exposure to calculate the present value of future benefits for insureds on claim.
The claim liability consists of IBNR and Due/Unpaid. The IBNR utilizes an inventory type method based on historical patterns of claim payments incurred but not reported within the last six months of the valuation date.
The Due/Unpaid reserves are the amount needed to pay an open claim from the last date of payment to the reserve valuation date.
Credit Health—The claim liability consists of credit disability. This line of business has substantially all claims settled and paid in less than five years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					As of December 31, 2020
	Years ended December 31,					IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2016*	2017*	2018*	2019*	2020
2016	$4,323	$3,975	$3,914	$4,029	$3,865	$22	3,593
2017		4,555	4,852	4,773	4,820	81	3,773
2018			4,631	4,163	4,155	118	3,535
2019				3,902	3,705	230	2,972
2020					3,736	540	1,963
				Total	$20,281

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2016*	2017*	2018*	2019*	2020
2016	$1,300	$2,745	$3,330	$3,630	$3,759
2017		1,389	3,328	4,058	4,438
2018			1,473	2,930	3,598
2019				1,208	2,618
2020					1,179
				Total	$15,592
All outstanding liabilities before 2016, net of reinsurance*					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$4,689
*Unaudited supplementary information.
The following table is supplementary information. A 10-year average annual percentage payout of incurred claims is shown below:

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Auto Liability	33.5%	29.2%	15.5%	9.6%	5.8%	2.2%	1.2%	0.4%	0.5%	2.1%
Non-Auto Liability	17.6%	20.7%	16.1%	14.0%	8.2%	4.9%	3.2%	1.7%	0.8%	12.8%
Commercial Multi-Peril	36.3%	15.7%	8.5%	12.0%	8.9%	5.9%	3.8%	0.8%	0.3%	7.8%
Homeowners	73.9%	20.5%	2.9%	1.5%	0.4%	0.1%	0.1%	—%	—%	0.6%
Short Tail Property	88.0%	12.0%	—%	—%	—%	—%	—%	—%	—%	—%
Credit Property and Casualty	72.8%	27.2%	—%	—%	—%	—%	—%	—%	—%	—%
Credit Life	79.9%	20.1%	—%	—%	—%	—%	—%	—%	—%	—%

Note 13 – Reinsurance
American National reinsures portions of certain life insurance policies to provide a greater diversification of risk and manage exposure on larger risks. The maximum amounts that would be retained by one life insurance company (ANICO) by issue ages are shown below (in thousands):

	0-75 Years	76-80 Years	81 and Over
Individual life	$5,000	$2,000	$1,000
Individual accidental death	250	250	250
Credit life	100	100	100
Group life	100	100	100
Total	$5,450	$2,450	$1,450

For the Property and Casualty segment, American National retains the first $1 million of loss per workers’ compensation risk and $1.5 million of loss per non-workers’ compensation risk. Reinsurance covers up to $6 million of property and liability losses per risk. Additional excess property per risk coverage is purchased to cover risks up to $20 million, and excess casualty clash coverage is purchased to cover losses up to $60 million. Excess casualty clash covers losses incurred as a result of one casualty event involving multiple policies, excess policy limits and extra contractual obligations. Facultative reinsurance is purchased for individual risks attaching at $20 million as needed. Corporate catastrophe coverage is in place for losses up to $500 million. American National retains the first $17.5 million of each catastrophe. Catastrophe aggregate reinsurance coverage is also purchased and is provided by two contracts. The first contract provides for $30 million of coverage after $104 million of aggregated catastrophe losses has been reached. The first $25 million of each catastrophe loss net of other reinsurance contributes to the $104 million aggregation of losses. The second aggregate contract is the Second and Third Event Property Catastrophe Excess cover. This cover provides $15 million of protection excess of the $10 million retention per catastrophe. The reinsurance protection follows satisfaction of a $13.5 million AAD. This cover acts to reduce the retention on large second and third catastrophe events to $10 million following a first large catastrophe and includes one automatic reinstatement at 100%.
American National remains primarily liable with respect to any reinsurance ceded and would bear the entire loss if the reinsurer does not meet their obligations under any reinsurance treaties. American National had the following recoverables from reinsurance, net of allowance for credit losses (in thousands):

	December 31,
	2020	2019
Reinsurance recoverables	$414,359	$411,830
None of the amount outstanding at December 31, 2020 is the subject of litigation or is in dispute with the reinsurers involved. Management believes the unfavorable resolution of any dispute that may arise would not have a material impact on American National’s consolidated financial statements.
The amounts in the consolidated financial statements include the impact of reinsurance. Premiums written and earned are shown below (in thousands):

	Years ended December 31,
	2020	2019	2018
WRITTEN
Direct	$2,533,278	$2,500,176	$2,545,747
Reinsurance assumed	591,457	578,656	646,171
Reinsurance ceded	(883,187)	(865,369)	(881,711)
Net	$2,241,548	$2,213,463	$2,310,207

EARNED
Direct	$2,629,403	$2,464,870	$2,499,584
Reinsurance assumed	291,945	236,504	286,165
Reinsurance ceded	(703,274)	(518,580)	(557,556)
Net	$2,218,074	$2,182,794	$2,228,193

Note 13 – Reinsurance — (Continued)

Life insurance in-force and related reinsurance amounts are shown below (in thousands):

	December 31,
	2020	2019	2018
Direct life insurance in-force	$128,075,765	$117,886,265	$110,125,270
Reinsurance risks assumed from other companies	171,433	218,020	230,845
Reinsurance risks ceded to other companies	(24,006,683)	(24,913,905)	(26,601,422)
Net life insurance in-force	$104,240,515	$93,190,380	$83,754,693

Note 14 – Federal Income Taxes
A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Years ended December 31,
	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense before tax on equity in earnings of unconsolidated affiliates	$113,021	19.5%	$145,819	18.3%	$29,643	18.2%
Tax on equity in earnings of unconsolidated affiliates	8,918	1.5	21,735	2.7	4,469	2.8
Total expected income tax expense at the statutory rate	121,939	21.0	167,554	21.0	34,112	21.0
Tax-exempt investment income	(4,262)	(0.7)	(3,969)	(0.5)	(3,323)	(2.0)
Deferred tax change	2,816	0.5	(519)	(0.1)	(4,354)	(2.7)
Dividend exclusion	(3,097)	(0.5)	(3,628)	(0.5)	(4,080)	(2.5)
Miscellaneous tax credits, net	(7,484)	(1.3)	(7,090)	(0.9)	(7,802)	(4.8)
Low income housing tax credit expense	4,923	0.8	6,394	0.8	6,231	3.8
Change in valuation allowance	(625)	(0.1)	383	—	2,700	1.7
Tax accrual adjustment	—	—	5,350	0.7	(2,893)	(1.8)
Return to provision	—	—	1,007	0.1	(20,301)	(12.5)
Other items, net	2,397	0.4	(65)	(0.1)	1,155	0.6
Total	$116,607	20.1%	$165,417	20.5%	$1,445	0.8%

As of December 31, 2020, American National had no material net operating loss or tax credit carryforwards.

American National’s federal income tax returns for tax years 2016 to 2019 are subject to examination by the Internal Revenue Service. In April 2019, American National received notice from the Internal Revenue Service of its intent to audit tax years 2013 to 2016. In September 2020, American National reached a settlement with the Internal Revenue Service and the audit of tax years 2013, 2014, 2015 and 2016 is now closed. The settlement had no impact on our consolidated statements of financial position or consolidated statements of operations. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.

As of December 31, 2020, American National had no provision for uncertain tax positions and no provision for penalties or interest. In addition, management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would impact American National’s effective tax rate.

Note 14 – Federal Income Taxes — (Continued)

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	December 31,
	2020	2019
DEFERRED TAX ASSETS
Invested assets, principally due to impairment losses	$19,413	$16,760
Investment in real estate and other invested assets, principally due to investment valuation allowances	33,583	9,680
Policyholder funds, principally due to policy reserve discount	57,572	76,506
Policyholder funds, principally due to unearned premium reserve	23,225	25,726
Participating policyholders’ surplus	41,593	41,533
Commissions and other expenses	9,057	3,495
Other assets	2,492	11,291
Tax carryforwards	1,638	2,344
Gross deferred tax assets before valuation allowance	188,573	187,335
Valuation allowance	(2,458)	(3,083)
Gross deferred tax assets after valuation allowance	186,115	184,252

DEFERRED TAX LIABILITIES
Marketable securities, principally due to net unrealized gains	388,004	278,144
Investment in bonds, principally due to differences between GAAP and tax basis	16,041	15,004
Deferred policy acquisition costs, due to difference between GAAP and tax amortization methods	199,152	218,795
Property, plant and equipment, principally due to difference between GAAP and tax depreciation methods	19,185	20,812
Pension	1,549	1,833
Other liabilities	40,531	44,192
Gross deferred tax liabilities	664,462	578,780
Total net deferred tax liability	$478,347	$394,528

GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax assets to an amount that is more-likely-than-not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. There were no material changes to our valuation allowance recorded during the years ended December 31, 2020 and 2019. Although realization is not assured, management believes it is more-likely-than-not that our remaining deferred tax assets will be realized and that as of December 31, 2020, no additional valuation allowance is required.

Note 15 – Accumulated Other Comprehensive Income (Loss)
The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$720,911	$(76,562)	$(2,133)	$642,216
Amounts reclassified from AOCI (net of tax benefit $561 and expense $1,532)	(2,111)	5,764	—	3,653
Unrealized holding losses arising during the period (net of tax benefit $46,812)	(183,981)	—	—	(183,981)
Unrealized adjustment to DAC (net of tax expense $10,903)	41,017	—	—	41,017
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $2,343)	8,814	—	—	8,814
Actuarial gain arising during the period (net of tax expense of $4,402)	—	16,562	—	16,562
Foreign currency adjustment (net of tax benefit $239)	—	—	(900)	(900)
Cumulative effect of changes in accounting (net of tax benefit $334,955)	(627,119)	—	—	(627,119)
Balance at December 31, 2018	(42,469)	(54,236)	(3,033)	(99,738)
Amounts reclassified from AOCI (net of tax benefit $213 and expense $1,491)	(800)	5,607	—	4,807
Unrealized holding gains arising during the period (net of tax expense $70,808)	266,373	—	—	266,373
Unrealized adjustment to DAC (net of tax benefit $18,270)	(68,733)	—	—	(68,733)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $3,372)	(12,684)	—	—	(12,684)
Actuarial gain arising during the period (net of tax expense $2,629)	—	9,888	—	9,888
Foreign currency adjustment (net of tax expense $104)	—	—	390	390
Cumulative effect of changes in accounting	16,164	(16,491)	(458)	(785)
Balance at December 31, 2019	157,851	(55,232)	(3,101)	99,518
Amounts reclassified from AOCI (net of tax benefit $2,092 and expense $1,018)	(7,870)	3,831	—	(4,039)
Unrealized holding gains arising during the period (net of tax expense $52,808)	198,657	—	—	198,657
Unrealized adjustment to DAC (net of tax benefit $14,380)	(54,094)	—	—	(54,094)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $632)	(2,378)	—	—	(2,378)
Actuarial loss arising during the period (net of tax benefit $4,181)	—	(15,729)	—	(15,729)
Foreign currency adjustment (net of tax expense $62)	—	—	235	235
Balance at December 31, 2020	$292,166	$(67,130)	$(2,866)	$222,170

Note 16 – Stockholders’ Equity and Noncontrolling Interests
The holding company reorganization effective July 1, 2020, provided for the automatic conversion of each share of ANICO common stock, par value of $1.00 per share, issued and outstanding immediately prior to the effective time of the reorganization, into one duly issued, fully paid and non-assessable share of the common stock, par value $0.01 per share, of ANAT. ANAT has one class of common stock with 50,000,000 authorized shares. Upon the effective date of the holding company reorganization, ANAT retired 3,945,249 shares of common stock that were held in treasury at ANICO prior to the reorganization. The number of shares outstanding at the dates indicated are shown below:

	Years ended December 31,
	2020	2019	2018
Common stock
Shares issued	26,887,200	30,832,449	30,832,449
Treasury shares	—	(3,945,249)	(3,947,000)
Outstanding shares	26,887,200	26,887,200	26,885,449
Restricted shares	(10,000)	(10,000)	(10,000)
Unrestricted outstanding shares	26,877,200	26,877,200	26,875,449

Stock-based Compensation
American National has made grants of Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”), and Restricted Stock Units (“RSU”), pursuant to a stock-based compensation plan. The term for granting additional awards under such plan expired in 2019. Pursuant to the plan, grants were made to certain officers meeting established performance objectives, and grants were made to directors as compensation and to align their interests with those of other shareholders. In addition, American National has made grants to directors and advisory directors of RSUs that are cash-settled only, with no provision for conversion to stock. 8,250 of such cash-settled RSUs were granted during the third quarter of 2020 and are currently outstanding as shown in the table below.
SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2017	2,586	$106.70	74,000	$110.19	52,765	$106.26
Granted	—	—	—	—	8,250	121.93
Exercised	(650)	99.79	(64,000)	114.90	(41,949)	106.94
Forfeited	—	—	—	—	(750)	121.93
Expired	(1,601)	114.17	—	—	—	—
Outstanding at December 31, 2018	335	84.41	10,000	80.05	18,316	111.12
Granted	—	—	—	—	8,250	113.19
Exercised	—	—	—	—	(18,316)	111.12
Forfeited	—	—	—	—	—	—
Expired	(269)	77.90	—	—	—	—
Outstanding at December 31, 2019	66	110.83	10,000	80.05	8,250	113.19
Granted	—	—	—	—	8,250	75.35
Exercised	—	—	—	—	(8,250)	113.19
Forfeited	—	—	—	—	—	—
Expired	(66)	110.83	—	—	—	—
Outstanding at December 31, 2020	—	$—	10,000	$80.05	8,250	$75.35

Note 16 – Stockholders' Equity and Noncontrolling Interests — (Continued)

	SAR	RS Shares	RSUs
Weighted-average contractual remaining life (in years)	0.0	2.2	0.3
Exercisable shares	—	N/A	N/A
Weighted-average exercise price	$—	$80.05	$75.35
Weighted-average exercise price exercisable shares	—	N/A	N/A
Compensation expense (credit)
Year ended December 31, 2020	$(1,000)	$80,000	$449,000
Year ended December 31, 2019	15,000	80,000	1,168,000
Year ended December 31, 2018	(28,000)	328,000	1,098,000
Fair value of liability award
December 31, 2020	$—	N/A	$793,000
December 31, 2019	1,000	N/A	971,000
The SARs give the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expire five years after vesting. All remaining SARs expired on May 1, 2020.
RS awards entitle the participant to full dividend and voting rights. Each RS share awarded has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years and most of these awards feature a graded vesting schedule in the case of the retirement, death or disability of an award holder. Restricted stock awards for 350,334 shares have been granted at an exercise price of zero, of which 10,000 shares are unvested.
RSU awards to our directors and advisory directors are settled in cash based upon the market price of our common stock after one-year or earlier upon death, disability or retirement from service after age 65. During the twelve months ended December 31, 2020, 8,250 RSUs were granted and will vest on May 1, 2021 and will be settled in cash.

Earnings per Share
Basic earnings per share were calculated using a weighted average number of shares outstanding. Diluted earnings per share include RS and RSU award shares issued in 2019 and 2018. RSUs issued in 2020 may only be settled in cash.

	Years ended December 31,
	2020	2019	2018
Weighted average shares outstanding	26,878,679	26,882,691	26,886,357
Incremental shares from RS awards and RSUs	8,446	8,552	30,286
Total shares for diluted calculations	26,887,125	26,891,243	26,916,643
Net income attributable to American National (in thousands)	$467,505	$620,363	$158,995
Basic earnings per share	$17.39	$23.08	$5.91
Diluted earnings per share	$17.38	$23.07	$5.91
Statutory Capital and Surplus
Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National's insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At December 31, 2020 and 2019, ANICO’s statutory capital and surplus was $3.6 billion and $3.5 billion, respectively. All of our other insurance subsidiaries had statutory capital and surplus at December 31, 2020 and 2019, above 200% of the authorized control level, except for ANPAC Louisiana Insurance Company ("ANPLA") at December 31, 2020. At December 31, 2020 and December 31, 2019, ANPLA's statutory capital and surplus was $68.5 million and $77.0 million, which resulted in an RBC level of 194% and 280% of the authorized control level, respectively. This decrease in RBC of ANPLA is primarily driven by an increase in homeowners catastrophe losses impacting the current year operating results in 2020. We are actively managing our homeowners exposure of ANPLA, will continue to monitor the surplus levels and will be addressing rate adequacy through future planned underwriting and rate actions.

Note 16 – Stockholders' Equity and Noncontrolling Interests — (Continued)
American National's insurance subsidiaries prepare financial statements in accordance with statutory accounting practices prescribed or permitted by the insurance department of each subsidiary's state of domicile, which include certain components of the National Association of Insurance Commissioners’ Codification of Statutory Accounting Principles (“NAIC Codification”). NAIC Codification is intended to standardize regulatory accounting and reporting to state insurance departments. However, statutory accounting practices continue to be established by individual state laws and permitted practices. Modifications by the various state insurance departments may impact the statutory capital and surplus of our insurance subsidiaries.
Statutory accounting differs from GAAP primarily by charging policy acquisition costs to expense as incurred, establishing future policy benefit liabilities using different actuarial assumptions, and valuing securities on a different basis. In addition, certain assets are not admitted under statutory accounting principles and are charged directly to surplus.
One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both ANICO and the Missouri domiciled insurance subsidiary by $75.3 million and $70.3 million at December 31, 2020 and 2019, respectively. The statutory capital and surplus of both ANICO and the Missouri domiciled insurance subsidiary would have remained above the Company action level RBC had it not used the permitted practice.
The statutory capital and surplus and net income (loss) of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	December 31,
	2020	2019
Statutory capital and surplus
Life insurance entities	$2,188,808	$2,159,770
Property and casualty insurance entities	1,463,179	1,329,782

	Years ended December 31,
	2020	2019	2018
Statutory net income (loss)
Life insurance entities	$(25,178)	$47,133	$59,909
Property and casualty insurance entities	127,207	96,269	66,680

Dividends
Dividends are paid on a quarterly basis. We paid a quarterly dividend of $0.82 per share for each quarter for the years ended December 31, 2020 and 2019, and we expect to continue to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions.
The amount of dividends paid by our insurance company subsidiaries is restricted by insurance law. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the relevant state of domicile. For example, restrictions applicable to Texas-domiciled life insurance companies like ANICO limit the payment of dividends to the greater of the prior year’s statutory net income from operations, or 10% of prior year statutory surplus, in each case determined in accordance with statutory accounting principles. ANICO is permitted, without prior approval of the Texas Department of Insurance, to pay total dividends of $363.9 million during 2021.

Noncontrolling Interests
American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. ANICO has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6.8 million at December 31, 2020 and 2019.
American National Group, Inc. and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as a noncontrolling deficit of $0.9 million and $0.7 million at December 31, 2020 and 2019, respectively.

Note 17 – Segment Information

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
The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements. All revenues and expenses specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
•Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each line of business at the average yield available from these assets.
•Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other segment.
•Expenses are charged to segments through direct identification and allocations based upon various factors.
The following summarizes total assets by operating segments (in thousands):

	Years ended December 31,
	2020	2019
Total assets
Life	$7,111,991	$6,825,120
Annuity	13,642,357	13,808,302
Health	515,841	511,440
Property and Casualty	2,716,896	2,570,818
Corporate and Other	5,480,730	4,881,886
Total	$29,467,815	$28,597,566

Note 17 – Segment Information — (Continued)
The results of operations measured as the income (loss) before federal income taxes and other items by operating segments are summarized below (in thousands):

	Year ended December 31, 2020
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$396,099	$92,866	$168,805	$1,560,304	$—	$2,218,074
Other policy revenues	295,263	15,483	—	—	—	310,746
Net investment income	261,389	570,003	8,637	63,949	29,707	933,685
Net realized investment gains	—	—	—	—	35,660	35,660
Change in investment credit loss	—	—	—	—	(102,603)	(102,603)
Net gains on equity securities	—	—	—	—	356,281	356,281
Other income	2,084	2,716	19,598	12,779	3,379	40,556
Total premiums and other revenues	954,835	681,068	197,040	1,637,032	322,424	3,792,399
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	533,925	214,158	—	—	—	748,083
Claims incurred	—	—	116,122	1,005,620	—	1,121,742
Interest credited to policyholders' account balances	75,943	245,099	—	—	—	321,042
Commissions for acquiring and servicing policies	167,548	55,910	30,182	299,960	—	553,600
Other operating expenses	182,395	48,359	39,265	202,503	42,891	515,413
Change in deferred policy acquisition costs	(53,756)	48,298	(307)	87	—	(5,678)
Total benefits, losses and expenses	906,055	611,824	185,262	1,508,170	42,891	3,254,202
Income before federal income tax and other items	$48,780	$69,244	$11,778	$128,862	$279,533	$538,197

	Year ended December 31, 2019
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$359,419	$147,139	$165,035	$1,511,201	$—	$2,182,794
Other policy revenues	288,061	17,195	—	—	—	305,256
Net investment income	263,788	663,895	9,467	64,263	75,993	1,077,406
Net realized investment gains	—	—	—	—	30,751	30,751
Net gains on equity securities	—	—	—	—	422,535	422,535
Other income	1,967	2,727	20,762	11,897	14,048	51,401
Total premiums and other revenues	913,235	830,956	195,264	1,587,361	543,327	4,070,143
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	449,252	218,576	—	—	—	667,828
Claims incurred	—	—	109,013	1,042,153	—	1,151,166
Interest credited to policyholders' account balances	80,950	431,049	—	—	—	511,999
Commissions for acquiring and servicing policies	162,203	71,350	31,624	267,457	—	532,634
Other operating expenses	190,104	50,507	41,475	201,580	41,222	524,888
Change in deferred policy acquisition costs	(26,036)	9,474	1,382	2,431	—	(12,749)
Total benefits, losses and expenses	856,473	780,956	183,494	1,513,621	41,222	3,375,766
Income before federal income tax and other items	$56,762	$50,000	$11,770	$73,740	$502,105	$694,377

Note 17 – Segment Information — (Continued)

	Year ended December 31, 2018
				Property	Corporate
	Life	Annuity	Health	& Casualty	& Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$350,012	$231,027	$180,414	$1,466,740	$—	$2,228,193
Other policy revenues	270,839	14,710	—	—	—	285,549
Net investment income	233,181	467,788	9,376	62,320	85,702	858,367
Net realized investment gains	—	—	—	—	16,931	16,931
Net losses on equity securities	—	—	—	—	(107,188)	(107,188)
Other income	2,266	2,611	24,185	10,628	4,840	44,530
Total premiums and other revenues	856,298	716,136	213,975	1,539,688	285	3,326,382
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	417,702	290,611	—	—	—	708,313
Claims incurred	—	—	122,547	1,049,112	—	1,171,659
Interest credited to policyholders' account balances	54,249	261,435	—	—	—	315,684
Commissions for acquiring and servicing policies	158,657	94,879	32,516	278,002	—	564,054
Other operating expenses	190,835	46,859	41,819	186,019	31,479	497,011
Change in deferred policy acquisition costs	(33,893)	(35,135)	2,846	(5,315)	—	(71,497)
Total benefits, losses and expenses	787,550	658,649	199,728	1,507,818	31,479	3,185,224
Income (loss) before federal income tax and other items	$68,748	$57,487	$14,247	$31,870	$(31,194)	$141,158

Note 18 – Pension and Postretirement Benefits
Savings Plans
American National sponsors a qualified defined contribution (401(k) plan) for all employees, and non-qualified defined contribution plans for certain employees whose otherwise eligible earnings exceed the statutory limits under the qualified plans. The total expense associated with matching contributions to these plans was $9.9 million, $9.5 million, and $10.2 million for 2020, 2019, and 2018, respectively.
Pension Benefits
American National sponsors qualified and non-qualified defined benefit pension plans, all of which have been frozen. As such, no additional benefits are accrued through these plans for additional years of service credit or future salary increase credit, and no new participants are added to the plans. Benefits earned by eligible employees prior to the plans being frozen have not been affected.
The qualified pension plans are noncontributory. The plans provide benefits for salaried and management employees and corporate clerical employees subject to a collective bargaining agreement based on years of service and employee compensation. The non-qualified pension plans cover key employees and restore benefits that would otherwise be curtailed by statutory limits on qualified plan benefits.

Note 18 – Pension and Postretirement Benefits — (Continued)

Amounts recognized in the consolidated statements of financial position consist of (in thousands):

	Qualified		Non-qualified
	2020	2019	2020	2019
Reconciliation of benefit obligation
Obligation at beginning of year	$387,273	$344,974	$65,733	$68,035
Service cost	543	524	—	—
Interest cost on projected benefit obligation	13,079	14,867	1,789	2,554
Actuarial loss	50,620	48,210	6,775	3,847
Benefits paid	(23,770)	(21,302)	(8,506)	(8,703)
Obligation at end of year	427,745	387,273	65,791	65,733
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	470,101	402,579	—	—
Actual return on plan assets	65,700	88,827	—	—
Employer contributions	—	—	8,506	8,703
Benefits paid	(23,812)	(21,305)	(8,506)	(8,703)
Fair value of plan assets at end of year	511,989	470,101	—	—
Funded status at end of year	$84,244	$82,828	$(65,791)	$(65,733)

The components of net periodic benefit cost for the defined benefit pension plans are shown below (in thousands):

	Years ended December 31,
	2020	2019	2018
Service cost	$543	$523	$499
Interest cost	14,868	17,421	15,846
Expected return on plan assets	(26,109)	(24,248)	(24,164)
Amortization of net actuarial loss	4,848	7,070	8,560
Net periodic cost (benefit)	$(5,850)	$766	$741

Amounts related to the defined benefit pension plans recognized as a component of AOCI are shown below (in thousands):

	Years ended December 31,
	2020	2019	2018
Actuarial gain (loss)	$(15,061)	$19,615	$28,260
Deferred tax benefit (expense)	3,163	(4,120)	(5,934)
Cumulative effect of change in accounting	—	(16,491)	—
Other comprehensive income (loss), net of tax	$(11,898)	$(996)	$22,326

Amounts recognized as a component of AOCI that have not been recognized as a component of the combined net periodic benefit cost of the defined benefit pension plans, are shown below (in thousands):

	Years ended December 31,
	2020	2019
Net actuarial loss	$(84,976)	$(69,915)
Deferred tax benefit	17,846	14,683
Amounts included in AOCI	$(67,130)	$(55,232)

Note 18 – Pension and Postretirement Benefits — (Continued)

The weighted average assumptions used are shown below:

	Used for Net Benefit Cost for year ended December 31, 2020	Used for Benefit Obligations as of December 31, 2020
Discount rate	3.51%	2.52%
Long-term rate of return	5.75	N/A

American National’s funding policy for the qualified pension plans is to make annual contributions to meet the minimum funding standards of the Pension Protection Act of 2006. American National and its affiliates did not contribute to its qualified plans in 2020 and 2019 due to the substantial contribution over minimum funding standards of $60 million made in 2018. The benefits paid from the non-qualified plans were $8.5 million, $8.7 million and $8.9 million in 2020, 2019 and 2018, respectively. Future payments from the non-qualified pension benefit plans will be funded out of general corporate assets.
The following table shows pension benefit payments expected to be paid (in thousands):

2021	$49,063
2022	32,847
2023	33,168
2024	32,882
2025	30,108
2026-2029	140,784

American National utilizes third-party pricing services to estimate fair value measurements of its pension plan assets. Refer to Note 9, Fair Value of Financial Instruments for further information concerning the valuation methodologies and related inputs utilized by the third-party pricing services. The fair values (hierarchy measurements) of the pension plan assets by asset category are shown below (in thousands):

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Asset Category
Corporate debt securities	$157,933	$—	$157,243	$690
Residential mortgage-backed securities	3,521	—	3,521	—
Mutual funds	—	—	—	—
Equity securities by sector
Consumer goods	57,684	57,684	—	—
Energy and utilities	22,007	22,007	—	—
Finance	40,161	40,161	—	—
Healthcare	51,641	51,641	—	—
Industrials	25,827	25,827	—	—
Information technology	78,720	78,720	—	—
Other	70,230	70,230	—	—
Commercial paper	872	—	872	—
Unallocated group annuity contract	1,940	—	1,940	—
Other	1,453	1,453	—	—
Total	$511,989	$347,723	$163,576	$690

Note 18 – Pension and Postretirement Benefits — (Continued)

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Asset Category
Corporate debt securities	$149,409	$—	$149,409	$—
Residential mortgage-backed securities	4,041	—	4,041	—
Mutual funds	25,594	25,594	—	—
Equity securities by sector
Consumer goods	46,260	46,260	—	—
Energy and utilities	27,410	27,410	—	—
Finance	57,900	57,900	—	—
Healthcare	37,017	37,017	—	—
Industrials	17,996	17,996	—	—
Information technology	60,225	60,225	—	—
Other	35,597	35,597	—	—
Commercial paper	2,948	—	2,948	—
Unallocated group annuity contract	598	—	598	—
Other	5,106	5,106	—	—
Total	$470,101	$313,105	$156,996	$—

The investment policy for the retirement plan assets is designed to provide the highest return commensurate with sound and prudent underwriting practices. The investment diversification goals are to have investments in cash and cash equivalents as necessary for liquidity, debt securities up to 100% and equity securities up to 75% of the total invested plan assets. The amount invested in any particular investment is limited based on credit quality, and no single investment may at the time of purchase be more than 5% of the total invested assets.

The corporate debt securities category are investment grade bonds of U.S. and foreign issuers denominated and payable in U.S. dollars from diverse industries, with a maturity of 1 to 30 years. Foreign bonds in the aggregate shall not exceed 20% of the bond portfolio. Residential mortgage-backed securities represent asset-backed securities with a maturity date 1 to 30 years with a Level 1 or 2 rating.
Equity portfolio managers have discretion to choose the degree of concentration in various issues and industry sectors for the equity securities. Permitted securities are those for which there is an active market providing liquidity for the specific security.
Commercial paper investments generally have a credit rating of A2 Moody’s or P2 by Standard & Poor’s with at least BBB rating on the issuer’s outstanding debt, or selected issuers with no outstanding debt.
Postretirement Life and Health Benefits
Under American National’s various group benefit plans for active employees, life insurance benefits are provided upon retirement for eligible participants who meet certain age and length of service requirements.
The accrued postretirement benefit obligation, included in the liability for retirement benefits, was $5.3 million and $4.7 million at December 31, 2020 and 2019, respectively. These amounts were approximately equal to the unfunded accumulated postretirement benefit obligation.

Note 19 – Commitments and Contingencies
Commitments
American National and its subsidiaries lease insurance sales office space, technological equipment, and automobiles. The remaining long-term lease commitments at December 31, 2020 were approximately $7.4 million.
American National had aggregate commitments at December 31, 2020 to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $1.2 billion of which $582.7 million is expected to be funded in 2021 with the remainder funded in 2022 and beyond.
American National had a $100 million short-term variable rate borrowing facility containing a $55 million sub-feature for the issuance of letters of credit. Borrowings under the facility were at the discretion of the lender and would be used only for funding working capital requirements. As of December 31, 2020 and 2019, the outstanding letters of credit issued under the sub-feature were $3.5 million and $3.5 million, respectively, and there were no other borrowings on this facility. American National chose to non-renew the facility at the October 31, 2020 expiration date.

Federal Home Loan Bank (FHLB) Agreements
In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas (“FHLB”) to augment its liquidity resources. The Company initially purchased $7 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of December 31, 2020, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $72.4 million and commercial mortgage loans of approximately $1.5 billion were on deposit with the FHLB as collateral for borrowing. As of December 31, 2020, the collateral provided borrowing capacity for the $250 million in outstanding advances. The additional borrowing capacity as of February 22, 2021 was approximately $775.2 million. The deposited securities and commercial mortgage loans are included in the Company’s consolidated statements of financial position within fixed maturity securities and mortgage loans on real estate, net of allowance, respectively.
FHLB outstanding advance as of December 31, 2020 is shown below (in thousands, except percentages):

	Principal Amount	Interest Rate	Maturity Date
At December 31, 2020
FHLB advance, fixed rate	$250,000	0.38%	4/28/2021

Guarantees
ANICO has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by ANICO. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, ANICO would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of December 31, 2020, was approximately $121.4 million, while the total cash value of the related life insurance policies was approximately $142.8 million.

Note 19 – Commitments and Contingencies — (Continued)
Litigation
American National and certain subsidiaries are defendants in various lawsuits concerning alleged breaches of contracts, various employment matters, allegedly deceptive insurance sales and marketing practices, and miscellaneous other causes of action arising in the ordinary course of operations. Certain of these lawsuits include claims for compensatory and punitive damages. We provide accruals for these items to the extent we deem the losses probable and reasonably estimable. After reviewing these matters with legal counsel, based upon information presently available, management is of the opinion that the ultimate resultant liability, if any, would not have a material adverse effect on American National’s consolidated financial position, liquidity or results of operations; however, assessing the eventual outcome of litigation necessarily involves forward-looking speculation as to judgments to be made by judges, juries and appellate courts in the future.
Such speculation warrants caution, as the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given lawsuit. These lawsuits are in various stages of development, and future facts and circumstances could result in management changing its conclusions. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than management can anticipate, the resulting liability could have a material impact on our consolidated financial position, liquidity, or results of operations. With respect to the existing litigation, management currently believes that the possibility of a material judgment adverse to American National is remote and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.
Note 20 – Related Party Transactions
American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions			Amount due from American National
		Years ended December 31,			December 31,
Related Party	Financial Statement Line Impacted	2020	2019	2018	2020	2019
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$—	$576	$1,647	$—	$—
Gal-Tex Hotel Corporation	Net investment income	—	9	107	—	—
Greer, Herz & Adams, LLP	Other operating expenses	13,451	12,088	11,173	(441)	(519)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
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
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluations of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — An Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of the company’s internal control over financial reporting as of December 31, 2020, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.
Changes in Internal Control Over Financial Reporting
Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2020.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements—(See Item 8: Financial Statements and Supplementary Data)
(a)(2) Supplementary Data and Financial Statement Schedules—are attached hereto at the following pages
All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.
(b) Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated February 11, 2020, among American National Insurance Company, a Texas insurance company ("ANICO"), American National Group, Inc., a Delaware corporation ("ANAT"), and AN MergerCo., Inc., a Texas corporation (incorporated by reference to Annex I to the Proxy Statement/Prospectus filed on March 25, 2020).

3.1	Amended and Restated Certificate of Incorporation of ANAT (incorporated by reference to Annex II of the Proxy Statement/Prospectus filed on March 25, 2020).

3.2	Restated Articles of Incorporation, as amended, of ANICO (incorporated by reference to Exhibit No. 3.1 to ANICO's Registration Statement on Form 10-12B filed on April 10, 2009).

3.3	Amended and Restated Bylaws of ANAT (incorporated by reference to Annex III of the Proxy Statement/Prospectus filed on March 25, 2020).

3.4	Amended and Restated Bylaws of ANICO (incorporated by reference to Exhibit No. 3.2 to ANICO's Current Report on Form 8-K filed on February 23, 2018).

4.1	Specimen copy of Stock Certificate of ANICO (incorporated by reference to Exhibit No. 4.1 to ANICO’s Registration Statement on Form 10-12B filed April 10, 2009).

4.2	Description of ANAT's Common Stock (incorporated by reference to Exhibit No. 99.1 to ANAT's Form 8K-12B filed on July 2, 2020.

10.1*
American National Insurance Company Amended and Restated 1999 Stock and Incentive Plan (the “Stock and Incentive Plan”)(incorporated by reference to Exhibit No. 10.2 to ANICO's Registration Statement on Form 10-12B filed April 10, 2009).

10.2*	Form of Restricted Stock Agreement for Officers under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.12 to ANICO’s Quarterly Report on Form 10-Q filed May 7, 2013).

10.3*	Form of Stock Appreciation Right Agreement under the Stock and Incentive Plan (incorporated by reference to Exhibit No. 10.5 to ANICO's Annual Report on Form 10-K filed March 2, 2011).

10.4*
American National Insurance Company Nonqualified Retirement Plan for Certain Salaried Employees (incorporated by reference to Exhibit No. 10.6 to ANICO’s Registration Statement on Form 10-12B filed on April 10, 2009).

10.5*
Amendment to the American National Insurance Company Nonqualified Retirement Plan for Certain Salaried Employees (incorporated by reference to Exhibit No. 10.2 to ANICO’s amended Current Report on Form 8-K/A filed on November 6, 2013).

10.6*	American National Family of Companies Executive Supplemental Savings Plan (incorporated by reference to Exhibit No. 10.3 to ANICO’s amended Current Report on Form 8-K/A filed on November 6, 2013).

10.7*
Amendments One and Two to the American National Family of Companies Executive Supplemental Savings plan (incorporated by reference to Exhibit No. 10.15 to ANICO’s Quarterly Report on Form 10-Q filed on May 8, 2015).

10.8*	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit No. 10.11 to ANAT's Quarterly Report on Form 10-Q filed on November 4, 2020).

10.9*
Amendments Three and Four to the American National Family of Companies Executive Supplemental Savings Plan (incorporated by reference to Exhibit No. 10.10 to ANICO's Quarterly Report on Form 10-Q filed on August 6, 2019).

21	Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL GROUP, INC.

By:	/s/ James E. Pozzi
Name:	James E. Pozzi
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: March 4, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ James E. Pozzi	President and Chief Executive Officer, Director (Principal Executive Officer)	March 4, 2021
James E. Pozzi

/s/ Timothy A. Walsh	Executive Vice President, CFO, Treasurer and ML and P&C Operations (Principal Financial Officer)	March 4, 2021
Timothy A. Walsh

/s/ Michelle A. Gage	Vice President, and Controller	March 4, 2021
Michelle A. Gage

/s/ William C. Ansell	Director	March 4, 2021
William C. Ansell

/s/ Arthur O. Dummer	Director	March 4, 2021
Arthur O. Dummer

/s/ Irwin M. Herz, Jr.	Director	March 4, 2021
Irwin M. Herz, Jr.

/s/ E. Douglas McLeod	Director	March 4, 2021
E. Douglas McLeod

/s/ Frances A. Moody-Dahlberg	Director	March 4, 2021
Frances A. Moody-Dahlberg

/s/ Ross R. Moody	Director	March 4, 2021
Ross R. Moody

/s/ James P. Payne	Director	March 4, 2021
James P. Payne

/s/ E.J. Pederson	Director	March 4, 2021
E.J. Pederson

/s/ James D. Yarbrough	Director	March 4, 2021
James D. Yarbrough

AMERICAN NATIONAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
(In thousands)

	December 31, 2020
	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Type of Investment
Fixed maturities
Bonds held-to-maturity
U.S. states and political subdivisions	$109,445	$113,535	$109,445
Foreign governments	3,851	4,225	3,851
Corporate debt securities	6,992,095	7,598,736	6,984,620
Residential mortgage-backed securities	114,579	117,728	114,127
Collateralized debt securities	139,709	141,213	135,194
Other debt securities	7,733	7,744	7,733
Bonds available-for-sale
U.S. treasury and government	28,766	29,183	29,183
U.S. states and political subdivisions	1,066,627	1,140,458	1,140,458
Foreign governments	14,995	16,388	16,388
Corporate debt securities	5,887,756	6,334,479	6,334,479
Residential mortgage-backed securities	20,544	21,291	21,291
Collateralized debt securities	54,454	55,381	55,381
Equity securities
Common stocks
Consumer goods	133,024	398,105	398,105
Energy and utilities	98,519	108,487	108,487
Finance	79,118	207,621	207,621
Healthcare	96,572	310,318	310,318
Industrials	60,679	153,701	153,701
Information technology	137,551	561,889	561,889
Other	135,754	315,108	315,108
Preferred stocks	13,408	15,537	15,537
Other investments
Mortgage loans on real estate, net of allowance	5,242,531	5,451,152	5,242,531
Investment real estate, net of accumulated depreciation	473,409	—	473,409
Real estate acquired in satisfaction of debt	43,884	—	43,884
Policy loans	373,014	373,014	373,014
Options (2)	100,898	242,201	3,852
Other long-term investments	90,563	—	90,563
Short-term investments	1,028,379	1,028,379	1,028,379
Total investments	$22,547,857	$24,745,873	$24,278,548
(1)Original cost of equity securities and, as to fixed maturity securities, original cost reduced by repayments and valuation write-downs and adjusted for amortization of premiums or accrual of discounts.
(2)The amount shown in the Consolidated Statement of Financial Position represents options exposure net of collateral. See Note 7, Derivative Instruments, of the Notes to the Consolidated Financial Statements for more information.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL GROUP, INC. (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION
(In thousands)

	December 31,
	2020	2019
ASSETS
Fixed maturity securities	$—	$10,024,143
Equity securities	—	8,998
Mortgage loans on real estate, net of allowance	—	4,667,425
Other invested assets	—	1,305,533
Investment in subsidiaries	6,453,754	3,855,531
Deferred policy acquisition costs	—	1,159,812
Prepaid pension	—	78,990
Other assets	17,754	903,583
Separate account assets	—	1,073,891
Total assets	$6,471,508	$23,077,906
LIABILITIES
Policy liabilities	$—	$4,418,128
Policyholders’ account balances	—	11,076,418
Other liabilities	13,238	519,720
Separate account liabilities	—	1,073,891
Total liabilities	13,238	17,088,157
EQUITY
Common stock	269	30,832
Additional paid-in capital	47,683	21,011
Accumulated other comprehensive income	222,170	99,518
Retained earnings	6,188,148	5,946,857
Treasury stock, at cost	—	(108,469)
Total stockholders' equity	6,458,270	5,989,749
Total liabilities and stockholders' equity	$6,471,508	$23,077,906
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL GROUP, INC. (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
(In thousands)

	Years ended December 31,
	2020	2019	2018
PREMIUMS AND OTHER REVENUES
Premiums and other policy revenues	$—	$873,076	$943,071
Net investment income	—	866,837	686,569
Net realized investment gains	—	5,600	2,053
Other-than-temporary impairments*	—	(6,663)	(1,243)
Net gains (losses) on equity securities	—	958	(208)
Other income	—	28,037	19,028
Total premiums and other revenues	—	1,767,845	1,649,270
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	—	651,162	716,959
Other operating expenses	1,148	965,338	773,329
Total benefits, losses and expenses	1,148	1,616,500	1,490,288
Income (loss) before federal income tax and other items	(1,148)	151,345	158,982
Provision (benefit) for federal income taxes	(245)	27,568	28,308
Equity in earnings of subsidiaries, net of tax	468,408	492,888	24,789
Other components of net periodic pension benefit, net of tax	—	3,698	3,532
Net income	$467,505	$620,363	$158,995
*Effective January 1, 2020 the company adopted ASU No. 2016-13. Adoption of this guidance resulted in an allowance for credit losses primarily on commercial loans and related off-balance sheet unfunded loan commitments, held-to-maturity bonds and reinsurance recoverables. Prior periods have not been restated to conform to the current presentation. See Note 3, Recently Issued Accounting Pronouncements.
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL GROUP, INC. (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$467,505	$620,363	$158,995
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	—	(5,600)	(2,053)
Other-than-temporary impairments	—	6,663	1,243
Accretion of premiums, discounts and loan origination fees	—	(9,654)	(11,236)
Net capitalized interest on policy loans and mortgage loans	—	(31,366)	(36,784)
Depreciation	—	30,658	30,492
Interest credited to policyholders’ account balances	—	441,268	269,933
Charges to policyholders’ account balances	—	(291,160)	(272,638)
Deferred federal income tax expense (benefit)	(245)	40,936	10,564
Equity in earnings of subsidiaries	(468,408)	(6,752)	(8,323)
Net income of subsidiaries	—	(486,136)	(16,466)
Distributions from equity method investments	—	22,012	5,319
Changes in:
Policyholder liabilities	—	44,732	165,931
Deferred policy acquisition costs	—	(4,791)	(61,881)
Reinsurance recoverables	—	18,826	(9,855)
Premiums due and other receivables	—	4,333	(1,302)
Prepaid reinsurance premiums	—	5,277	3,213
Accrued investment income	—	(3,535)	2,306
Current tax receivable/payable	12,098	(83,470)	79,168
Liability for retirement benefits	—	(5,482)	(64,824)
Fair value of option securities	—	(134,925)	50,299
Fair value of equity securities	—	(958)	208
Other, net	1,264	(6,193)	(17,943)
Net cash provided by operating activities	12,214	165,046	274,366
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Held-to-maturity securities	—	706,230	514,393
Available-for-sale securities	—	366,696	296,545
Equity securities	—	—	—
Investment real estate	—	—	3,782
Mortgage loans	—	789,088	799,413
Policy loans	—	42,316	42,407
Other invested assets	—	112,340	110,415
Disposals of property and equipment	—	69	—
Distributions from affiliates and subsidiaries	—	27,891	17,795
Payment for the purchase/origination of:
Held-to-maturity securities	—	(936,646)	(971,396)
Available-for-sale securities	—	(326,476)	(535,233)
Equity securities	—	(351)	(1,485)
Investment real estate	—	(13,639)	(23,790)
Mortgage loans	—	(668,563)	(1,021,303)
Policy loans	—	(25,408)	(23,014)
Other invested assets	—	(102,275)	(67,914)
Additions to property and equipment	—	(11,163)	(10,767)
Contributions to unconsolidated affiliates	—	(147,547)	(95,091)
Change in short-term investments	—	138,021	360,837
Change in investment in subsidiaries	—	35,069	100,000
Change in collateral held for derivatives	—	97,852	(63,069)
Other, net	—	(92)	191
Net cash provided by (used in) investing activities	—	83,412	(567,284)

AMERICAN NATIONAL GROUP, INC. (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Years ended December 31,
	2020	2019	2018
FINANCING ACTIVITIES
Policyholders’ account deposits	—	1,375,003	1,513,478
Policyholders’ account withdrawals	—	(1,391,881)	(1,243,641)
Dividends to stockholders	(44,095)	(88,243)	(88,228)
Dividends from subsidiaries	49,500	—	—
Net cash provided by (used in) financing activities	5,405	(105,121)	181,609
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,619	143,337	(111,309)
Beginning of the year	—	151,592	262,901
End of the year	$17,619	$294,929	$151,592
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL GROUP, INC. (Parent Company Only)
SCHEDULE II - NOTES TO THE CONDENSED FINANCIAL INFORMATION OF REGISTRANT

Basis of presentation

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.

As discussed in Note 1, Nature of Operations, on July 1, 2020, American National Insurance Company (“ANICO”) completed its previously announced holding company reorganization, whereby ANICO became a wholly-owned subsidiary of American National Group, Inc. (“ANAT”) and ANAT replaced ANICO as the publicly held company.

In the parent company only condensed financial statements, ANAT’s investments in subsidiaries are accounted for using the equity method of accounting. Intercompany balances and transactions with subsidiaries have been eliminated.

AMERICAN NATIONAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Policyholders’ Account Balances, Policy and Contract Claims and Other Policyholder Funds	Unearned Premiums	Premium Revenue	Net Investment Income (1)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (2)	Premiums Written
December 31, 2020
Life	$896,208	$5,443,826	$23,867	$396,099	$261,389	$533,925	$84,443	$182,395	$—
Annuity	309,056	12,690,490	—	92,866	570,003	214,158	103,709	48,359	—
Health	32,885	286,875	30,629	168,805	8,637	116,122	15,619	39,265	—
Property & Casualty	122,062	1,141,352	901,847	1,560,304	63,949	1,005,620	335,831	202,503	1,590,740
Corporate & Other	—	—	—	—	29,707	—	—	42,891	—
Total	$1,360,211	$19,562,543	$956,343	$2,218,074	$933,685	$1,869,825	$539,602	$515,413	$1,590,740
December 31, 2019
Life	$852,900	$5,293,970	$27,080	$359,419	$263,788	$449,252	$113,300	$190,104	$—
Annuity	415,380	12,856,209	—	147,139	663,895	218,576	79,746	50,507	—
Health	32,578	282,592	34,862	165,035	9,467	109,013	21,322	41,475	—
Property & Casualty	122,149	1,084,983	871,617	1,511,201	64,263	1,042,153	316,141	201,580	1,546,144
Corporate & Other	—	—	—	—	75,993	—	—	41,222	—
Total	$1,423,007	$19,517,754	$933,559	$2,182,794	$1,077,406	$1,818,994	$530,509	$524,888	$1,546,144
December 31, 2018
Life	$839,133	$5,158,377	$29,901	$350,012	$233,181	$417,702	$97,263	$190,835	$—
Annuity	499,588	12,372,418	—	231,027	467,788	290,611	57,468	46,859	—
Health	33,960	319,789	37,261	180,414	9,376	122,547	15,436	41,819	—
Property & Casualty	124,580	1,034,265	841,694	1,466,740	62,320	1,049,112	309,990	186,019	1,514,563
Corporate & Other	—	—	—	—	85,702	—	—	31,479	—
Total	$1,497,261	$18,884,849	$908,856	$2,228,193	$858,367	$1,879,972	$480,157	$497,011	$1,514,563
(1)Net investment income from fixed income assets (bonds and mortgage loans on real estate) is allocated to insurance lines based on the funds generated by each line at the average yield available from these fixed income assets at the time such funds become available. Net investment income from policy loans is allocated to the insurance lines according to the amount of loans made by each line. Net investment income from all other assets is allocated to the insurance lines as necessary to support the equity assigned to that line with the remainder allocated to capital and surplus.
(2)Expenses are charged to segments through direct identification and allocations based on various factors.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE INFORMATION
(In thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2020
Life insurance in-force	$128,075,765	$24,006,683	$171,433	$104,240,515	0.2%
Premiums earned
Life and Annuity	$581,350	$96,675	$4,290	$488,965	0.9%
Health	215,430	263,078	216,453	168,805	128.2
Property and Casualty	1,832,623	343,521	71,202	1,560,304	4.6
Total premiums	$2,629,403	$703,274	$291,945	$2,218,074	13.2%

Year ended December 31, 2019
Life insurance in-force	$117,886,265	$24,913,905	$218,020	$93,190,380	0.2%
Premiums earned
Life and Annuity	$605,796	$99,856	$618	$506,558	0.1%
Health	209,200	269,487	225,322	165,035	136.5
Property and Casualty	1,649,874	149,237	10,564	1,511,201	0.7
Total premiums	$2,464,870	$518,580	$236,504	$2,182,794	10.8%

Year ended December 31, 2018
Life insurance in-force	$110,125,270	$26,601,422	$230,845	$83,754,693	0.3%
Premiums earned
Life and Annuity	$684,399	$103,749	$389	$581,039	0.1%
Health	209,109	303,623	274,928	180,414	152.4
Property and Casualty	1,606,076	150,184	10,848	1,466,740	0.7
Total premiums	$2,499,584	$557,556	$286,165	$2,228,193	12.8%
See accompanying Report of Independent Registered Public Accounting Firm.