Form 10-Q
period 2021-03-31
American National Group Inc
filed 2021-05-06
CIK 1801075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 29, 2021, there were 26,887,200 shares of the registrant’s voting common stock, $0.01 par value per share, outstanding.

AMERICAN NATIONAL GROUP, INC.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(In thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost, net of allowance for credit losses of $18,854 in 2021 and $12,442 in 2020 (Fair value $7,908,767 in 2021 and $7,983,181 in 2020)	$7,475,862	$7,354,970
Fixed maturity, bonds available-for-sale, at fair value (Allowance for credit losses of $8,716 in 2021 and $7,482 in 2020) (Amortized cost $7,046,940 in 2021 and $7,073,142 in 2020)	7,397,792	7,597,180
Equity securities, at fair value (Cost $777,796 in 2021 and $754,625 in 2020)	2,164,146	2,070,766
Mortgage loans on real estate, net of allowance for credit losses of $126,588 in 2021 and $125,703 in 2020	5,141,094	5,242,531
Policy loans	369,525	373,014
Real estate and real estate partnerships, net of accumulated depreciation of $270,770 in 2021 and $269,626 in 2020	938,189	960,572
Investment funds	523,225	477,135
Short-term investments	1,212,342	1,028,379
Other invested assets	94,316	94,415
Total investments	25,316,491	25,198,962
Cash and cash equivalents	459,087	339,947
Accrued investment income	213,760	216,389
Reinsurance recoverables, net of allowance for credit losses of $14,390 in 2021 and $14,353 in 2020	444,286	414,359
Prepaid reinsurance premiums	40,807	42,804
Premiums due and other receivables	373,136	351,972
Deferred policy acquisition costs	1,421,900	1,360,211
Property and equipment, net of accumulated depreciation of $287,615 in 2021 and $281,738 in 2020	125,810	121,578
Prepaid pension	84,089	80,526
Other assets	162,701	155,600
Separate account assets	1,207,754	1,185,467
Total assets	$29,849,821	$29,467,815
LIABILITIES
Future policy benefits
Life	$3,149,000	$3,149,067
Annuity	1,621,258	1,617,774
Health	48,812	49,658
Policyholders’ account balances	12,960,532	12,812,155
Policy and contract claims	1,637,130	1,575,288
Unearned premium reserve	979,302	956,343
Other policyholder funds	355,898	358,601
Liability for retirement benefits	65,704	70,254
Notes payable	152,607	153,703
Deferred tax liabilities, net	478,469	478,347
Current tax payable	24,499	10,372
Federal Home Loan Bank advance	250,000	250,000
Other liabilities	407,377	335,219
Separate account liabilities	1,207,754	1,185,467
Total liabilities	23,338,342	23,002,248
EQUITY
American National Group, Inc. stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 26,887,200 shares issued and outstanding in 2021 and 2020	269	269
Additional paid-in capital	47,702	47,683
Accumulated other comprehensive income	119,959	222,170
Retained earnings	6,336,273	6,188,148
Total American National stockholders’ equity	6,504,203	6,458,270
Noncontrolling interest	7,276	7,297
Total stockholders' equity	6,511,479	6,465,567
Total liabilities and stockholders' equity	$29,849,821	$29,467,815
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three months ended March 31,
	2021	2020
PREMIUMS AND OTHER REVENUES
Premiums
Life	$100,779	$89,516
Annuity	24,241	15,509
Health	38,228	43,086
Property and casualty	399,405	388,657
Other policy revenues	86,539	79,605
Net investment income	269,981	130,991
Net realized investment gains	19,239	4,148
Change in investment credit loss	(5,486)	(44,678)
Net gains (losses) on equity securities	95,940	(332,575)
Other income	9,752	11,133
Total premiums and other revenues	1,038,618	385,392
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	146,160	110,466
Annuity	44,717	34,802
Claims incurred
Health	24,251	34,885
Property and casualty	244,135	229,709
Interest credited to policyholders’ account balances	107,787	(4,323)
Commissions for acquiring and servicing policies	153,685	130,435
Other operating expenses	133,502	133,926
Change in deferred policy acquisition costs	(28,119)	(1,672)
Total benefits, losses and expenses	826,118	668,228
Income (loss) before federal income tax and other items	212,500	(282,836)
Less: Provision (benefit) for federal income taxes
Current	16,130	24,503
Deferred	27,041	(86,171)
Total provision (benefit) for federal income taxes	43,171	(61,668)
Income (loss) after federal income tax	169,329	(221,168)
Other components of net periodic pension benefit, net of tax	944	571
Net income (loss)	170,273	(220,597)
Less: Net income (loss) attributable to noncontrolling interest, net of tax	100	(153)
Net income (loss) attributable to American National	$170,173	$(220,444)
Amounts available to American National common stockholders
Earnings (losses) per share
Basic	$6.33	$(8.20)
Diluted	6.33	(8.20)
Weighted average common shares outstanding	26,877,200	26,881,700
Weighted average common shares outstanding and dilutive potential common shares	26,884,899	26,891,675
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2021	2020
Net income (loss)	$170,273	$(220,597)
Other comprehensive income (loss), net of tax
Change in net unrealized losses on securities	(106,264)	(112,403)
Foreign currency transaction and translation adjustments	244	(924)
Defined benefit pension plan adjustment	3,809	1,756
Total other comprehensive loss, net of tax	(102,211)	(111,571)
Total comprehensive income (loss)	68,062	(332,168)
Less: Comprehensive income (loss) attributable to noncontrolling interest	100	(153)
Total comprehensive income (loss) attributable to American National	$67,962	$(332,015)
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except per share data)

	Common Stock*	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at January 1, 2021	$269	$47,683	$222,170	$6,188,148	$7,297	$6,465,567
Amortization of restricted stock	—	19	—	—	—	19
Other comprehensive loss	—	—	(102,211)	—	—	(102,211)
Net income attributable to American National	—	—	—	170,173	—	170,173
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,048)	—	(22,048)
Contributions	—	—	—	—	259	259
Distributions	—	—	—	—	(380)	(380)
Net income attributable to noncontrolling interest	—	—	—	—	100	100
Balance at March 31, 2021	$269	$47,702	$119,959	$6,336,273	$7,276	$6,511,479
*Refer to Note 1 - Nature of Operations for more information on changes in Common Stock and Treasury Stock resulting from the Company's reorganization effective July 1, 2020.

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at January 1, 2020	$30,832	$21,011	$99,518	$5,946,857	$(108,469)	$6,014	$5,995,763
Amortization of restricted stock	—	20	—	—	—	—	20
Cumulative effect of accounting change	—	—	—	(34,702)	—	—	(34,702)
Other comprehensive loss	—	—	(111,571)	—	—	—	(111,571)
Net loss attributable to American National	—	—	—	(220,444)	—	—	(220,444)
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,047)	—	—	(22,047)
Contributions	—	—	—	—	—	546	546
Distributions	—	—	—	—	—	(323)	(323)
Net loss attributable to noncontrolling interest	—	—	—	—	—	(153)	(153)
Balance at March 31, 2020	$30,832	$21,031	$(12,053)	$5,669,664	$(108,469)	$6,084	$5,607,089
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$170,273	$(220,597)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(19,239)	(4,148)
Change in investment credit loss	5,486	44,678
Accretion of premiums, discounts and loan origination fees	2,991	1,845
Net capitalized interest on policy loans and mortgage loans	(8,969)	(6,351)
Depreciation	12,688	12,614
Fair value of option securities	(28,827)	108,095
Fair value of equity securities	(95,940)	332,575
Interest credited to policyholders’ account balances	107,787	(4,323)
Charges to policyholders’ account balances	(86,539)	(79,605)
Deferred federal income tax expense	27,041	(86,171)
Income from equity method investments	(23,161)	(15,707)
Distributions from unconsolidated affiliates	17,605	27,246
Changes in:
Policyholder liabilities	130,675	(4,203)
Deferred policy acquisition costs	(28,119)	(1,672)
Reinsurance recoverables	(29,927)	6,207
Premiums due and other receivables	(21,164)	(35,858)
Prepaid reinsurance premiums	1,997	5,862
Accrued investment income	2,629	8,604
Current tax payable	14,127	22,392
Liability for retirement benefits	(3,291)	(2,879)
Other, net	1,313	3,447
Net cash provided by operating activities	149,436	112,051
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Held-to-maturity securities	446,616	360,849
Available-for-sale securities	249,726	274,697
Equity securities	35,383	27,620
Real estate and real estate partnerships	11,119	964
Mortgage loans	267,290	105,964
Policy loans	15,106	12,414
Other invested assets	38,231	32,609
Disposals of property and equipment	11	—
Distributions from real estate and real estate partnerships	40,846	3,994
Distributions from investment funds	30,557	7,717
Payment for the purchase/origination of:
Held-to-maturity securities	(560,406)	(345,112)
Available-for-sale securities	(210,290)	(250,954)
Equity securities	(32,845)	(34,350)
Real estate and real estate partnerships	(2,910)	(3,361)
Mortgage loans	(157,027)	(166,933)
Policy loans	(5,090)	(6,520)
Other invested assets	(22,441)	(10,192)
Additions to property and equipment	(9,914)	(5,354)
Contributions to real estate and real estate partnerships	(28,092)	(24,933)
Contributions to investment funds	(66,589)	(57,132)
Change in short-term investments	(183,963)	6,439
Change in collateral held for derivatives	13,136	(128,078)
Other, net	(2,356)	4,400
Net cash used in investing activities	(133,902)	(195,252)

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Three months ended March 31,
	2021	2020
FINANCING ACTIVITIES
Policyholders’ account deposits	450,984	294,297
Policyholders’ account withdrawals	(323,854)	(310,921)
Change in notes payable	(1,096)	(1,054)
Dividends to stockholders	(22,048)	(22,047)
Payments to noncontrolling interest	(380)	(323)
Net cash provided by (used in) financing activities	103,606	(40,048)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119,140	(123,249)
Cash and cash equivalents at beginning of the period	339,947	452,001
Cash and cash equivalents at end of the period	$459,087	$328,752

Supplemental cash flow information:
Interest paid	$218	$21
Income taxes paid, net	18	—
See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

On July 1, 2020, American National Insurance Company, a Texas insurance company (“ANICO”), completed its previously announced holding company reorganization. As a result of such reorganization, ANICO became a wholly owned subsidiary of American National Group, Inc., a Delaware corporation (“ANAT”), and ANAT replaced ANICO as the publicly held company. Consequently, all filings with the Securities and Exchange Commission from July 2, 2020 forward will be filed by ANAT under CIK No. 0001801075. Upon the effective date of the holding company reorganization, ANAT retired 3,945,249 shares of common stock that were held in treasury at ANICO prior to the reorganization. The amount of retired treasury stock in excess of par value was charged to retained earnings. Before and after the reorganization, the issuer had 50,000,000 authorized shares of common stock and 26,887,200 common shares outstanding. As a result of the reorganization, each share of ANICO common stock, par value $1.00 per share was automatically converted into one duly issued, fully paid and non-assessable share of ANAT common stock, par value $0.01 per share. As a result of the reorganization, the directors and officers of ANICO became directors and officers of ANAT. There is no change in the ultimate ownership of the organization and business operations will continue from our current office locations and companies. ANAT, through its consolidated subsidiaries (collectively “American National” or the “Company”) offers a broad portfolio of insurance products, including individual and group life insurance, annuities, health insurance, and property and casualty insurance. Business is conducted in all 50 states, the District of Columbia and Puerto Rico.

Note 2 – Summary of Significant Accounting Policies and Practices

The condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and are reported in U.S. currency. American National consolidates entities that are wholly-owned and those in which American National owns less than 100% but controls the voting rights, as well as variable interest entities in which American National is the primary beneficiary. Intercompany balances and transactions with consolidated entities have been eliminated. Investments in unconsolidated affiliates are accounted for using the equity method of accounting. Changes in prior period presentation were made to conform to the current period presentation.

We reclassified the Company's earnings from equity method investments in the condensed consolidated statements of operations from "Equity in earnings of unconsolidated affiliates" to "Net investment income." For the three months ended March 31, 2020, $15.7 million was reclassified, with no impact to net income. We also reclassified the related asset balances in the condensed consolidated statements of financial position from "Investments in unconsolidated affiliates" to "Real estate and real estate partnerships" and "Investment funds", with no impact to total assets. Management believes these reclassifications result in increased transparency to the users of the financial statements as it relates to the Company's invested assets and the performance of these investments that are tied to the primary operations of the Company.

The interim condensed consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2020. The condensed consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported consolidated financial statement balances. Actual results could differ from those estimates.

Note 3 – Recently Issued Accounting Pronouncements
Adoption of New Accounting Standards

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	The amendments simplify the accounting for income taxes by removing certain exceptions in the existing guidance including those related to intra-period tax allocation when there is a loss from continuing operations and income or a gain from other items. The amendments require that an entity recognize a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax as well as other minor changes.	This standard became effective for the Company for all annual and interim periods beginning January 1, 2021. The new guidance specifies which amendments should be applied prospectively, retrospective to all periods presented or on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.	The adoption of this standard did not have a material impact to the Company's Condensed Consolidated Financial Statements or Notes to the Condensed Consolidated Financial Statements.

Future Adoption of New Accounting Standards—The FASB issued the following accounting guidance relevant to American National:

Standard	Description	Effective Date and Method of Adoption	Impact on Financial Statements
ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts	The guidance will improve the timeliness of recognizing changes in the liability for future policy benefits for traditional and limited payment long-duration contracts and will modify the rate used to discount future cash flows. The guidance will also simplify the accounting for certain market-based options or guarantees associated with deposit (or account balance) contracts (market risk benefits), simplify the amortization of deferred acquisition costs and add significant qualitative and quantitative disclosures.	This standard will become effective for the Company for all annual and interim periods beginning January 1, 2023, which was extended from the previous effective date of January 1, 2022 through the issuance of ASU 2020-11. The guidance allows for one of two adoption methods, a modified retrospective transition or a full retrospective transition except for the changes to accounting for market risk benefits which will require a retrospective transition.	We are currently evaluating the impact of the amendment to the Company. Based on the nature of the standard, we expect the impact to be material to our Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The amendments in this guidance provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The guidance only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.	The amendments in this guidance are effective for all entities as of March 12, 2020 and will sunset through December 31, 2022, at which time the application of exceptions and optional expedients will no longer be permitted.	The inventory of LIBOR exposures has been completed and is primarily limited to floating rate bonds, alternative investments, and borrowings within joint venture investments. Some of the contracts included in these categories will mature prior to December 31, 2021, the start of LIBOR rates cessations. The transition from LIBOR is expected to result in an immaterial impact to the Company.

Note 4 – Investment in Securities
The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	March 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	$11,478	$—	$(181)	$—	$11,297
U.S. states and political subdivisions	114,154	3,186	(3,669)	—	113,671
Foreign governments	14,468	313	(296)	—	14,485
Corporate debt securities	7,128,893	458,923	(35,626)	(11,793)	7,540,397
Residential mortgage-backed securities	81,778	4,546	(836)	(542)	84,946
Collateralized debt securities	143,945	7,220	(675)	(6,519)	143,971
Total bonds held-to-maturity	7,494,716	474,188	(41,283)	(18,854)	7,908,767
Fixed maturity, bonds available-for-sale
U.S. treasury and government	25,088	298	(30)	(3)	25,353
U.S. states and political subdivisions	1,054,322	58,630	(4,416)	—	1,108,536
Foreign governments	14,999	1,182	—	—	16,181
Corporate debt securities	5,868,891	344,930	(42,162)	(8,008)	6,163,651
Residential mortgage-backed securities	19,048	675	(8)	(198)	19,517
Collateralized debt securities	64,592	671	(202)	(507)	64,554
Total bonds available-for-sale	7,046,940	406,386	(46,818)	(8,716)	7,397,792
Total investments in fixed maturity	$14,541,656	$880,574	$(88,101)	$(27,570)	$15,306,559

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	$7,733	$11	$—	$—	$7,744
U.S. states and political subdivisions	109,445	4,101	(11)	—	113,535
Foreign governments	3,851	374	—	—	4,225
Corporate debt securities	6,992,095	623,233	(9,117)	(7,475)	7,598,736
Residential mortgage-backed securities	114,579	5,065	(1,464)	(452)	117,728
Collateralized debt securities	139,709	6,864	(845)	(4,515)	141,213
Total bonds held-to-maturity	7,367,412	639,648	(11,437)	(12,442)	7,983,181
Fixed maturity, bonds available-for-sale
U.S. treasury and government	28,766	418	(1)	—	29,183
U.S. states and political subdivisions	1,066,627	73,976	(145)	—	1,140,458
Foreign governments	14,995	1,393	—	—	16,388
Corporate debt securities	5,887,756	471,205	(17,207)	(7,275)	6,334,479
Residential mortgage-backed securities	20,544	964	(29)	(188)	21,291
Collateralized debt securities	54,454	1,040	(94)	(19)	55,381
Total bonds available-for-sale	7,073,142	548,996	(17,476)	(7,482)	7,597,180
Total investments in fixed maturity	$14,440,554	$1,188,644	$(28,913)	$(19,924)	$15,580,361

Note 4 – Investment in Securities – (Continued)
The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	March 31, 2021
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$553,460	$561,970	$371,354	$374,859
Due after one year through five years	2,833,579	3,020,077	3,253,114	3,456,068
Due after five years through ten years	3,026,464	3,231,420	2,309,455	2,442,852
Due after ten years	1,081,213	1,095,300	1,113,017	1,124,013
Total	$7,494,716	$7,908,767	$7,046,940	$7,397,792

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been presented based on the year of final contractual maturity.

Proceeds from sales of bonds available-for-sale, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended March 31,
	2021	2020
Proceeds from sales of fixed maturity, bonds available-for-sale	$11,650	$46,513
Gross realized gains	—	412
Gross realized losses	—	(4,072)

Gains and losses are determined using specific identification of the securities sold. There was no transfer of bonds from held-to-maturity to available-for-sale during the three months ended March 31, 2021 and 2020.

In accordance with various regulations, American National has bonds on deposit with regulating authorities with a carrying value of $47.1 million and $47.7 million at March 31, 2021 and December 31, 2020, respectively. In addition, American National has pledged bonds in connection with agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $97.2 million and $111.0 million at March 31, 2021 and December 31, 2020, respectively.

The components of the change in net unrealized losses on debt securities are shown below (in thousands):

	Three months ended March 31,
	2021	2020
Bonds available-for-sale: change in unrealized losses	$(171,952)	$(244,361)
Adjustments for
Deferred policy acquisition costs	33,570	89,326
Participating policyholders’ interest	4,322	11,151
Deferred federal income tax benefit	27,796	31,481
Change in net unrealized losses on debt securities, net of tax	$(106,264)	$(112,403)

The components of the change in net gains (losses) on equity securities are shown below (in thousands):

	Three months ended March 31,
	2021	2020
Unrealized gains (losses) on equity securities	$96,766	$(333,601)
Net gains (losses) on equity securities sold	(826)	1,026
Net gains (losses) on equity securities	$95,940	$(332,575)

Note 4 – Investment in Securities – (Continued)
The gross unrealized losses and fair value of bonds available-for-sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below (in thousands, except number of issues):

	March 31, 2021
	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized (Losses)	Fair Value	Number of Issues	Gross Unrealized (Losses)	Fair Value	Number of Issues	Gross Unrealized (Losses)	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	5	$(30)	$12,353	—	$—	$—	5	$(30)	$12,353
U.S. states and political subdivisions	19	(4,416)	83,704	—	—	—	19	(4,416)	83,704
Corporate debt securities	128	(31,727)	738,969	16	(10,435)	54,603	144	(42,162)	793,572
Residential mortgage-backed securities	1	(1)	245	3	(7)	566	4	(8)	811
Collateralized debt securities	8	(200)	39,113	1	(2)	156	9	(202)	39,269
Total	161	$(36,374)	$874,384	20	$(10,444)	$55,325	181	$(46,818)	$929,709

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized (Losses)	Fair Value	Number of Issues	Gross Unrealized (Losses)	Fair Value	Number of Issues	Gross Unrealized (Losses)	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	1	$(1)	$2,868	—	$—	$—	1	$(1)	$2,868
U.S. states and political subdivisions	2	(145)	10,205	—	—	—	2	(145)	10,205
Corporate debt securities	43	(8,507)	270,249	8	(8,700)	13,270	51	(17,207)	283,519
Residential mortgage-backed securities	1	(21)	1,391	3	(8)	593	4	(29)	1,984
Collateralized debt securities	3	(93)	12,752	1	(1)	158	4	(94)	12,910
Total	50	$(8,767)	$297,465	12	$(8,709)	$14,021	62	$(17,476)	$311,486

Unrealized losses on bonds available-for-sale where an allowance for credit loss was not recorded were concentrated in the Company's corporate securities within the oil and gas sectors. A number of assumptions and estimates are inherent in evaluating whether an allowance for credit loss is necessary, which include the financial condition, near term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices.

Equity securities by market sector distribution are shown below, based on fair value:

	March 31, 2021	December 31, 2020
Consumer goods	18.4%	19.3%
Energy and utilities	5.8	5.2
Finance	22.9	21.6
Healthcare	14.5	15.0
Industrials	7.7	7.4
Information technology	26.2	27.1
Other	4.5	4.4
Total	100.0%	100.0%

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

Available-for-Sale Securities—For available-for-sale bonds in an unrealized loss position, the Company first assesses whether it intends to sell the security or will be required to sell the security before recovery of its amortized cost basis. If either of these criteria are met, the security’s amortized cost basis is written down to fair value through income. For bonds available-for-sale that do not meet either indicated criteria, the Company evaluates whether the decline in fair value has resulted from credit events or market factors. In making this assessment, management first calculates the extent to which fair value is less than amortized cost, and then may consider any changes to the rating of the security by a rating agency, and any specific conditions related to the security. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded through income, limited to the amount fair value is less than amortized cost. Any remaining unrealized loss is recognized in other comprehensive income.

When the discounted cash flow method is used to determine the allowance for credit losses, management's estimates incorporate expected prepayments, if any. Model inputs are considered reasonable and supportable for three years. A mean reversion is applied in years four and five. Credit loss allowance is not measured on accrued interest receivable because the balance is written off to net investment income in a timely manner, within 90 days. Changes in the allowance for credit losses are recognized through the condensed consolidated statement of operations as change in estimated credit loss.

No accrued interest receivables were written off as of March 31, 2021.

The rollforward of the allowance for credit losses for bonds held-to-maturity is shown below (in thousands):

	Three months ended March 31, 2021
	Foreign Governments	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Allowance for credit losses
Balance at January 1, 2021	$—	$(7,475)	$(4,515)	$(452)	$(12,442)
Purchases	—	(228)	—	—	(228)
Disposition	—	125	—	—	125
Provision	—	(4,215)	(2,004)	(90)	(6,309)
Balance at March 31, 2021	$—	$(11,793)	$(6,519)	$(542)	$(18,854)

	Three months ended March 31, 2020
	Foreign Governments	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Allowance for credit losses
Balance at January 1, 2020	$4	$(18,563)	$(2,968)	$(137)	$(21,664)
Purchases	—	(622)	(323)	—	(945)
Disposition	—	6,901	106	134	7,141
Provision	1	(6,117)	199	—	(5,917)
Balance at March 31, 2020	$5	$(18,401)	$(2,986)	$(3)	$(21,385)

Note 4 – Investment in Securities – (Continued)
The rollforward of the allowance for credit losses for available-for-sale debt securities is shown below (in thousands):

	Three months ended March 31, 2021
	U.S. Treasury and Government	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Allowance for credit losses
Balance at January 1, 2021	$—	$(7,275)	$(19)	$(188)	$(7,482)
Allowance on securities that had an allowance recorded in a previous period	—	(733)	(488)	(10)	(1,231)
Allowance on securities where credit losses were not previously recorded	(3)	—	—	—	(3)
Balance at March 31, 2021	$(3)	$(8,008)	$(507)	$(198)	$(8,716)

	Three months ended March 31, 2020
	U.S. Treasury and Government	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Allowance for credit losses
Balance at January 1, 2020	$—	$—	$—	$—	$—
Allowance on securities that had an allowance recorded in a previous period	—	(12,499)	(236)	(130)	(12,865)
Balance at March 31, 2020	$—	$(12,499)	$(236)	$(130)	$(12,865)

Credit Quality Indicators

The Company monitors the credit quality of bonds held-to-maturity through the use of credit ratings, which are updated on a monthly basis. The two traditional metrics for assessing interest rate risks are interest-coverage ratios and capitalization ratios, which can also be used in the assessment of credit risk. These risks are fairly mitigated through the diversification of bond investments. Categories of diversification include credit ratings, geographic locations, maturities, and market sector.

The credit quality indicators for the amortized cost of bonds held-to-maturity are shown below (in thousands):

	March 31, 2021
	Amortized cost of bonds held-to-maturity by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. treasury and government	$—	$11,478	$—	$—	$—	$11,478
U.S. state and political subdivisions	17,828	55,474	34,325	—	6,527	114,154
Foreign governments	—	13,441	1,027	—	—	14,468
Corporate debt securities	25,982	337,853	3,210,816	3,455,649	98,593	7,128,893
Collateralized debt securities	—	—	105,327	33,580	5,038	143,945
Residential mortgage backed securities	—	80,268	—	—	1,510	81,778
Total	$43,810	$498,514	$3,351,495	$3,489,229	$111,668	$7,494,716

	December 31, 2020
	Amortized cost of bonds held-to-maturity by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. treasury and government	$—	$7,733	$—	$—	$—	$7,733
U.S. state and political subdivisions	25,831	43,964	34,893	—	4,757	109,445
Foreign governments	—	2,820	1,031	—	—	3,851
Corporate debt securities	1,956	262,830	2,976,571	3,647,496	103,242	6,992,095
Collateralized debt securities	—	—	107,795	31,914	—	139,709
Residential mortgage backed securities	—	112,995	—	—	1,584	114,579
Total	$27,787	$430,342	$3,120,290	$3,679,410	$109,583	$7,367,412

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

	March 31, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
East North Central	$741,253	14.4%	$783,614	14.9%
East South Central	140,020	2.7	146,052	2.8
Mountain	1,324,391	25.8	1,284,555	24.5
Pacific	785,654	15.3	806,426	15.4
South Atlantic	574,516	11.2	619,405	11.8
West South Central	1,278,061	24.9	1,313,848	25.1
Other	297,199	5.7	288,631	5.5
Total	$5,141,094	100.0%	$5,242,531	100.0%

As of March 31, 2021 and December 31, 2020, loans in foreclosure and loans foreclosed are as follows (in thousands, except number of loans):

	March 31, 2021		December 31, 2020
Foreclosure and foreclosed	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
In foreclosure	1	$5,168	1	$5,168
Filed for bankruptcy*	1	9,230	1	9,230
Total in foreclosure	2	$14,398	2	$14,398

Foreclosed	—	$—	2	$8,603
*Borrower filed for bankruptcy after foreclosure proceedings had begun.

The age analysis of past due loans is shown below (in thousands, except percentages):

	30-59 Days Past Due	60-89 Days Past Due	More Than 90 Days Past Due	Total	Current	Total
March 31, 2021						Amount	Percentage
Apartment	$—	$—	$—	$—	$552,091	$552,091	10.5%
Hotel	101,432	—	—	101,432	791,927	893,359	17.0
Industrial	—	—	5,168	5,168	831,194	836,362	15.9
Office	9,803	—	9,230	19,033	1,524,777	1,543,810	29.3
Parking	—	—	—	—	363,737	363,737	6.9
Retail	74,004	—	—	74,004	709,392	783,396	14.9
Storage	—	—	—	—	152,488	152,488	2.9
Other	—	—	—	—	142,439	142,439	2.6
Total	$185,239	$—	$14,398	$199,637	$5,068,045	$5,267,682	100.0%
Allowance for credit losses						(126,588)
Total, net of allowance						$5,141,094
December 31, 2020
Apartment	$—	$—	$—	$—	$557,159	$557,159	10.5%
Hotel	30,315	30,158	—	60,473	853,522	913,995	17.0
Industrial	14,930	—	5,168	20,098	836,105	856,203	15.9
Office	24,804	—	9,230	34,034	1,522,197	1,556,231	29.0
Parking	48,825	29,355	—	78,180	286,107	364,287	6.8
Retail	4,991	—	25,779	30,770	760,907	791,677	14.7
Storage	—	—	—	—	165,561	165,561	3.1
Other	—	—	—	—	163,121	163,121	3.0
Total	$123,865	$59,513	$40,177	$223,555	$5,144,679	$5,368,234	100.0%
Allowance for credit losses						(125,703)
Total, net of allowance						$5,242,531

Note 5 – Mortgage Loans – (Continued)
As a result of the economic impact associated with COVID-19, American National originally granted 93 loan modifications during the second and third quarters of 2020 with a total balance of $1.6 billion in the form of forbearance of principal and interest payments for up to six months, extensions of maturity dates, and/or provisions for interest only payments. Modifications were primarily related to our loans to hotels, retail and parking operations. Due to the ongoing economic stress brought on by the pandemic, we made additional modifications in the first quarter of 2021 for 24 of these loans with a total balance of $633.6 million which extended the forbearance of principal and interest payments and interest only provisions but also included a requirement for the payment of at least 20% of the total interest due during the extended modification period. The modified loans had an aggregate deferred interest of $17.0 million as of March 31, 2021.

There were no unamortized purchase discounts as of March 31, 2021 and December 31, 2020. Total mortgage loans were net of unamortized origination fees of $24.0 million and $26.1 million at March 31, 2021 and December 31, 2020, respectively. No unearned income is included in these amounts.

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

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Three months ended March 31,
	2021			2020
	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post Modification	Number of Loans	Recorded Investment Pre- Modification	Recorded Investment Post Modification
Office	2	$14,660	$14,660	—	$—	$—
Retail	2	28,234	28,234	—	—	—
Parking	1	9,730	9,730	—	—	—
Storage	1	8,937	8,937	—	—	—
Total	6	$61,561	$61,561	—	$—	$—

American National considers the amount, timing and extent of concessions in determining credit loss allowances for loan losses recorded in connection with a troubled debt restructuring.

There were 6 loans determined to be a troubled debt restructuring for the three months ended March 31, 2021. There are $2.7 million of commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented. The increase in loans determined to be a troubled debt restructuring in the three months ended March 31, 2021 is primarily attributable to COVID-19 related loan modifications where the concessions granted were in excess of six-months in duration.

Note 5 – Mortgage Loans – (Continued)
Allowance for Credit Losses

Mortgage loans on real estate are stated at unpaid principal balance, adjusted for any unamortized discount, deferred expenses and allowances. The allowance for credit losses is based upon the current expected credit loss model. The model considers past loss experience, current economic conditions, and reasonable and supportable forecasts of future conditions. Reversion for the allowance calculation is implicit in the models used to determine the allowance. The methodology uses a discounted cash flow approach based on expected cash flows.

The rollforward of the allowance for credit losses for mortgage loans is shown below (in thousands):

Commercial Mortgage Loans
Balance at January 1, 2021	$(125,703)
Provision	(885)
Balance at March 31, 2021	$(126,588)

Commercial Mortgage Loans
Balance at January 1, 2020	$(19,160)
Cumulative adjustment at January 1, 2020	(11,216)
Provision	(29,069)
Balance at March 31, 2020	$(59,445)

The change in allowance for the three months ended March 31, 2021 was primarily driven by distress in the hospitality industry which has seen a dramatic increase in loss results as the individual markets are now expected to rebound more slowly than previously anticipated. This is partially offset; however, by a more optimistic outlook for the industrial, office and retail sectors as they are expected to more directly benefit from the general re-opening of the economy, access to vaccines and approval of the "American Rescue Plan Act."

The asset and allowance balances for credit losses for mortgage loans by property-type are shown below (in thousands):

	March 31, 2021		December 31, 2020
	Asset Balance	Allowance	Asset Balance	Allowance
Apartment	$552,091	$(6,195)	$557,159	$(8,845)
Hotel	893,359	(53,075)	913,995	(45,596)
Industrial	836,362	(3,337)	856,203	(2,516)
Office	1,543,810	(25,753)	1,556,231	(33,373)
Parking	363,737	(21,583)	364,287	(18,178)
Retail	783,396	(12,725)	791,677	(10,856)
Storage	152,488	(1,697)	165,561	(2,509)
Other	142,439	(2,223)	163,121	(3,830)
Total	$5,267,682	$(126,588)	$5,368,234	$(125,703)

Note 5 – Mortgage Loans – (Continued)
Credit Quality Indicators

Mortgage loans are segregated by property-type and quantitative and qualitative allowance factors are applied. Qualitative factors are developed quarterly based on the pooling of assets with similar risk characteristics and historical loss experience adjusted for the expected trend in the current market environment. Credit losses are pooled by property-type as it represents the most similar and reliable risk characteristics in our portfolio. The amortized cost of mortgage loans by year of origination by property-type are shown below (in thousands):

	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Apartment	$—	$48,092	$218,763	$48,323	$160,068	$76,845	$552,091
Hotel	—	20,415	69,492	204,080	219,713	379,659	893,359
Industrial	40,891	251,592	157,235	114,493	46,912	225,239	836,362
Office	2,111	31,803	60,469	199,646	341,820	907,961	1,543,810
Parking	—	28,672	13,795	27,153	8,600	285,517	363,737
Retail	2,562	69,245	38,942	96,819	79,723	496,105	783,396
Storage	—	23,156	58,734	44,566	17,095	8,937	152,488
Other	—	—	21,612	69,087	2,236	49,504	142,439
Total	$45,564	$472,975	$639,042	$804,167	$876,167	$2,429,767	$5,267,682
Allowance for credit losses							(126,588)
Total, net of allowance							$5,141,094
Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. It is the Company's policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. At March 31, 2021, commercial loans of $14.4 million were past due over 90 days and are in non-accrual status.

Off-Balance Sheet Credit Exposures

The Company has off-balance sheet credit exposures related to non-cancellable unfunded commitment amounts on commercial mortgage loans. We estimate the allowance for these exposures by applying the allowance rate we computed for each property type to the related outstanding commitment amounts. As of March 31, 2021, we have included a $8.8 million liability in other liabilities on the condensed consolidated statements of financial position based on unfunded loan commitments of $549.7 million.

Note 6 - Real Estate and Other Investments

The carrying amount of investment real estate, net of accumulated depreciation, and real estate partnerships by property-type and geographic distribution are as follows (in thousands, except percentages):

	March 31, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
Hotel	$61,415	6.6%	$67,857	7.1%
Industrial	119,122	12.7	132,757	13.8
Land	49,725	5.3	51,220	5.3
Office	297,756	31.7	299,500	31.2
Retail	268,224	28.6	268,588	28.0
Apartments	123,275	13.1	120,847	12.6
Other	18,672	2.0	19,803	2.0
Total	$938,189	100.0%	$960,572	100.0%

Note 6 – Real Estate and Other Investments – (Continued)

	March 31, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
East North Central	$96,423	10.3%	$81,310	8.5%
East South Central	62,708	6.7	65,302	6.8
Mountain	134,988	14.4	133,233	13.9
Pacific	113,026	12.0	127,421	13.3
South Atlantic	90,755	9.7	97,801	10.1
West South Central	430,015	45.8	434,722	45.3
Other	10,274	1.1	20,783	2.1
Total	$938,189	100.0%	$960,572	100.0%

As of March 31, 2021, no real estate investments met the criteria as held-for-sale.

American National regularly invests in real estate partnerships and joint ventures. American National frequently participates in the design of these joint venture or partnership entities with the sponsor, but in most cases, our involvement is limited to financing. Through analysis performed by American National, some of these partnerships and joint ventures have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary or consolidator of the entity. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third-parties that may affect the fair value or risk of its variable interest in the VIEs in 2021 or 2020.

The assets and liabilities relating to the VIEs included in the condensed consolidated financial statements are as follows (in thousands):

	March 31, 2021	December 31, 2020
Real estate and real estate partnerships	$130,448	$131,405
Short-term investments	500	500
Cash and cash equivalents	6,925	8,070
Premiums due and other receivables	3,563	3,484
Other assets	14,128	13,796
Total assets of consolidated VIEs	$155,564	$157,255
Notes payable	$152,607	$153,703
Other liabilities	8,935	8,490
Total liabilities of consolidated VIEs	$161,542	$162,193

The notes payable in the condensed consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $2.9 million and $3.0 million at March 31, 2021 and December 31, 2020, respectively.

The total long-term notes payable of the consolidated VIEs consists of the following (in thousands):

Interest rate	Maturity	March 31, 2021	December 31, 2020
LIBOR	2021	$10,819	$10,819
4% fixed	2022	77,759	78,565
4.18% fixed	2024	64,029	64,319
Total		$152,607	$153,703

Note 6 – Real Estate and Other Investments – (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate and real estate partnerships	$349,073	$349,073	$368,588	$368,588
Mortgage loans on real estate	691,488	691,488	722,917	722,917
Accrued investment income	4,692	4,692	4,980	4,980

American National’s equity in earnings of real estate partnerships is the Company’s share of operating earnings and realized gains from investments in real estate joint ventures and other limited partnership interests (“joint ventures”) using the equity method of accounting. In 2021 and 2020, certain joint ventures took advantage of market opportunities to generate realized gains on the sale of real estate held or developed by the ventures.

The Company’s income from and investment in each joint venture did not exceed 20% and therefore no separate financial disclosure is required. The Company’s income from, assets held, and investment in each joint venture did not exceed 10% of operating income before tax. Additionally, American National’s investment in joint ventures is less than 3% of the Company’s total assets, and investments in individual joint ventures are not considered to be material to the Company in relation to its financial position or ongoing results of operations. Therefore, summarized financial information of equity method investees has not been included.

The Company’s total investment in investment funds and other partnerships, of which substantially all are LLC’s or limited partnerships, was comprised of $523.2 million and $477.1 million in 2021 and 2020 respectively.

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

Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Financial Position	March 31, 2021			December 31, 2020
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	452	$3,013,400	$253,363	455	$2,867,600	$242,201
Equity-indexed embedded derivative	Policyholders’ account balances	115,235	2,909,609	740,514	112,103	2,748,540	705,013

Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended March 31,
		2021	2020
Equity-indexed options	Net investment income	$28,827	$(108,095)
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(26,689)	89,581

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

Note 7 – Derivative Instruments – (Continued)
Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		March 31, 2021
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$54,613	$36,563	$18,100	$54,663	$54,613	$50	$—
Credit Suisse	Baa1/BBB+	13,416	12,580	—	12,580	12,580	—	836
Goldman-Sachs	A2/BBB+	1,285	1,170	—	1,170	1,170	—	115
ING	Baa1/A-	19,568	9,220	10,300	19,520	19,520	—	48
Morgan Stanley	A1/BBB+	50,800	44,526	5,700	50,226	50,226	—	574
NATIXIS*	A1/A+	29,198	29,500	—	29,500	29,198	302	—
Truist	A3/A-	44,698	33,810	11,000	44,810	44,698	112	—
Wells Fargo	A2/BBB+	39,785	29,580	9,900	39,480	39,480	—	305
Total		$253,363	$196,949	$55,000	$251,949	$251,485	$464	$1,878

		December 31, 2020
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$51,489	$31,513	$18,100	$49,613	$49,613	$—	$1,876
Credit Suisse	Baa1/BBB+	9,447	8,680	—	8,680	8,680	—	767
Goldman-Sachs	A3/BBB+	1,227	1,170	—	1,170	1,170	—	57
ING	Baa1/A-	20,606	10,450	10,300	20,750	20,606	144	—
Morgan Stanley	A2/BBB+	37,406	30,616	5,700	36,316	36,316	—	1,090
NATIXIS*	A1/A+	30,567	30,720	—	30,720	30,567	153	—
Truist	A3/A-	52,127	43,960	11,000	54,960	52,127	2,833	—
Wells Fargo	A2/BBB+	39,332	29,370	9,900	39,270	39,270	—	62
Total		$242,201	$186,479	$55,000	$241,479	$238,349	$3,130	$3,852
*Collateral is prohibited from being held in invested assets.

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income (loss) is shown below (in thousands):

	Three months ended March 31,
	2021	2020
Bonds	$130,497	$146,119
Equity securities	7,493	7,847
Mortgage loans	70,866	59,328
Real estate and real estate partnerships	3,485	12,487
Investment funds	21,356	4,933
Equity-indexed options	28,827	(108,095)
Other invested assets	7,457	8,372
Total	$269,981	$130,991

Net realized investment gains (losses) are shown below (in thousands):

	Three months ended March 31,
	2021	2020
Bonds	$7,699	$5,478
Real estate	11,193	(1,307)
Other invested assets	347	(23)
Total	$19,239	$4,148

Net realized investment gains (losses) by transaction type are shown below (in thousands):

	Three months ended March 31,
	2021	2020
Sales	$12,898	$(3,618)
Calls and maturities	7,260	9,120
Paydowns	439	19
Impairments	(1,265)	(1,276)
Other	(93)	(97)
Total	$19,239	$4,148

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity	$7,475,862	$7,908,767	$7,354,970	$7,983,181
Fixed maturity, bonds available-for-sale	7,397,792	7,397,792	7,597,180	7,597,180
Equity securities	2,164,146	2,164,146	2,070,766	2,070,766
Equity-indexed options, included in other invested assets	253,363	253,363	242,201	242,201
Mortgage loans on real estate, net of allowance	5,141,094	5,264,896	5,242,531	5,451,152
Policy loans	369,525	369,525	373,014	373,014
Short-term investments	1,212,342	1,212,342	1,028,379	1,028,379
Separate account assets ($1,175,689 and $1,153,702 included in fair value hierarchy)	1,207,754	1,207,754	1,185,467	1,185,467
Separately managed accounts, included in other invested assets	66,981	66,981	64,424	64,424
Total financial assets	$25,288,859	$25,845,566	$25,158,932	$25,995,764
Financial liabilities
Investment contracts	$10,235,015	$10,235,015	$10,101,764	$10,101,764
Embedded derivative liability for equity-indexed contracts	740,514	740,514	705,013	705,013
Notes payable	152,607	152,607	153,703	153,703
Federal Home Loan Bank advance	250,000	250,070	250,000	250,227
Separate account liabilities ($1,175,689 and $1,153,702 included in fair value hierarchy)	1,207,754	1,207,754	1,185,467	1,185,467
Total financial liabilities	$12,585,890	$12,585,960	$12,395,947	$12,396,174

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

Note 9 – Fair Value of Financial Instruments – (Continued)
Valuation Techniques for Financial Instruments Recorded at Fair Value

Fixed Maturity Securities and Equity Options—American National utilizes a pricing service to estimate fair value measurements. The fair value for fixed maturity securities that are disclosed as Level 1 measurements are based on unadjusted quoted market prices for identical assets that are readily available in an active market. The estimates of fair value for most fixed maturity securities, including municipal bonds, provided by the pricing service are disclosed as Level 2 measurements as the estimates are based on observable market information rather than market quotes. The pricing service utilizes market quotations for fixed maturity securities that have quoted prices in active markets. Since fixed maturity securities generally do not trade on a daily basis, the pricing service prepares estimates of fair value measurements for these securities using its proprietary pricing applications, which include available relevant market information, benchmark curves, benchmarking of like securities, sector groupings and matrix pricing. Additionally, an option adjusted spread model is used to develop prepayment and interest rate scenarios.

The pricing service evaluates each asset class based on relevant market information, credit information, perceived market movements and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, pricing source quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of the use of inputs may change or some market inputs may not be relevant. For some securities, additional inputs may be necessary.

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

American National holds a small amount of private placement debt and fixed maturity securities that have characteristics that make them unsuitable for matrix pricing. For these securities, a quote from an independent pricing source (typically a market maker) is obtained. Due to the disclaimers on the quotes that indicate the price is indicative only, American National includes these fair value estimates in Level 3.

For securities priced using a quote from an independent pricing source, such as the equity-indexed options and certain fixed maturity securities, American National uses a market-based fair value analysis to validate the reasonableness of prices received. Price variances above a certain threshold are analyzed further to determine if any pricing issue exists. This analysis is performed quarterly.

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

The separate account assets also include cash and cash equivalents, investment funds, accrued investment income, and receivables for securities. These are not financial instruments and are not included in the quantitative disclosures of fair value hierarchy table.

No gains or losses were recognized on assets transferred to separate accounts for the three months ended March 31, 2021 and 2020, respectively.

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
•Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At March 31, 2021 and December 31, 2020, the one year implied volatility used to estimate embedded derivative value was 15.0% and 17.6%, respectively.

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	March 31, 2021	December 31, 2020	Unobservable Input	March 31, 2021	December 31, 2020
Indexed Annuities	$704.4	$670.8	Lapse Rate	1-50%	1-50%
			Mortality Multiplier	100%	100%
			Equity Volatility	15-62%	16-69%
Indexed Life	36.1	34.2	Equity Volatility	15-62%	16-69%

Note 9 – Fair Value of Financial Instruments – (Continued)
Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Assets and Liabilities Carried at Fair Value by Hierarchy Level at March 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$25,353	$25,353	$—	$—
U.S. states and political subdivisions	1,108,536	—	1,108,536	—
Foreign governments	16,181	—	16,181	—
Corporate debt securities	6,163,651	—	6,037,574	126,077
Residential mortgage-backed securities	19,517	—	19,517	—
Collateralized debt securities	64,554	—	64,554	—
Total bonds available-for-sale	7,397,792	25,353	7,246,362	126,077
Equity securities
Common stock	2,148,131	2,147,001	—	1,130
Preferred stock	16,015	14,736	—	1,279
Total equity securities	2,164,146	2,161,737	—	2,409
Options	253,363	—	—	253,363
Short-term investments	1,212,342	—	1,212,342	—
Separate account assets	1,175,689	324,269	851,420	—
Separately managed accounts	66,981	—	—	66,981
Total financial assets	$12,270,313	$2,511,359	$9,310,124	$448,830
Financial liabilities
Embedded derivative for equity-indexed contracts	$740,514	$—	$—	$740,514
Notes payable	152,607	—	—	152,607
Separate account liabilities	1,175,689	324,269	851,420	—
Total financial liabilities	$2,068,810	$324,269	$851,420	$893,121

	Assets and Liabilities Carried at Fair Value by Hierarchy Level at December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$29,183	$—	$29,183	$—
U.S. states and political subdivisions	1,140,458	—	1,140,458	—
Foreign governments	16,388	—	16,388	—
Corporate debt securities	6,334,479	—	6,224,042	110,437
Residential mortgage-backed securities	21,291	—	21,291	—
Collateralized debt securities	55,381	—	55,381	—
Total bonds available-for-sale	7,597,180	—	7,486,743	110,437
Equity securities
Common stock	2,055,229	2,054,789	—	440
Preferred stock	15,537	14,909	—	628
Total equity securities	2,070,766	2,069,698	—	1,068
Options	242,201	—	—	242,201
Short-term investments	1,028,379	—	1,028,379	—
Separate account assets	1,153,702	309,425	844,277	—
Separately managed accounts	64,424	—	—	64,424
Total financial assets	$12,156,652	$2,379,123	$9,359,399	$418,130
Financial liabilities
Embedded derivative for equity-indexed contracts	$705,013	$—	$—	$705,013
Notes payable	153,703	—	—	153,703
Separate account liabilities	1,153,702	309,425	844,277	—
Total financial liabilities	$2,012,418	$309,425	$844,277	$858,716

Note 9 – Fair Value of Financial Instruments – (Continued)
For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended March 31, 2021
	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Balance at January 1, 2021	$111,505	$242,201	$64,424	$705,013
Net gain for derivatives included in net investment income	—	28,827	—	—
Net change included in interest credited	—	—	—	26,689
Net fair value change included in other comprehensive income	1,178	—	594	—
Purchases, sales and settlements or maturities
Purchases	27,453	20,147	10,072	—
Sales	(11,650)	—	(8,109)	—
Settlements or maturities	—	(37,812)	—	—
Premiums less benefits	—	—	—	8,812
Ending balance at March 31, 2021	$128,486	$253,363	$66,981	$740,514

	Level 3
	Three months ended March 31, 2020
	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Balance at January 1, 2020	$45,307	$256,005	$50,503	$731,552
Net loss for derivatives included in net investment income	—	(108,095)	—	—
Net change included in interest credited	—	—	—	(89,581)
Net fair value change included in other comprehensive income	—	—	80	—
Purchases, sales and settlements or maturities
Purchases	22,702	14,164	—	—
Sales	(14,156)	—	—	—
Settlements or maturities	—	(36,086)	—	—
Premiums less benefits	—	—	—	(11,019)
Ending balance at March 31, 2020	$53,853	$125,988	$50,583	$630,952

Within the net gain (loss) for derivatives included in net investment income were unrealized gains of $7.9 million and $127.2 million, relating to assets still held at March 31, 2021 and 2020, respectively.

Unless information is obtained from the pricing sources that indicates observable inputs were used in their pricing, there are not enough observable inputs to enable American National to classify the securities priced by the pricing source as other than Level 3. American National’s valuation of these securities involves judgment regarding assumptions market participants would use including quotes from independent pricing sources. The inputs used by the pricing sources include recent transactions in the security, similar bonds with same name, ratings, maturity and structure, external dealer quotes in the security, Bloomberg evaluated pricing and prior months pricing. None of these inputs were observable to American National as of March 31, 2021. The transfers out of Level 3 during the three months ended March 31, 2021 were the result of securities being priced by the third-party service at the end of the period, using inputs that were observable or derived from market data, which resulted in classification of these assets as Level 2.

Note 9 – Fair Value of Financial Instruments – (Continued)
Fair Value Information About Financial Instruments Not Recorded at Fair Value

Information about fair value estimates for financial instruments not measured at fair value is discussed below:

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

Note 9 – Fair Value of Financial Instruments – (Continued)
The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below (in thousands):

	March 31, 2021
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. Treasury and government	Level 1	$11,478	$11,297
U.S. states and political subdivisions	Level 2	114,154	113,671
Foreign governments	Level 2	14,468	14,485
Corporate debt securities	Level 2	7,117,100	7,540,397
Residential mortgage-backed securities	Level 2	81,236	84,946
Collateralized debt securities	Level 2	137,426	143,971
Total fixed maturity, bonds held-to-maturity		7,475,862	7,908,767
Mortgage loans on real estate, net of allowance	Level 3	5,141,094	5,264,896
Policy loans	Level 3	369,525	369,525
Total financial assets		$12,986,481	$13,543,188
Financial liabilities
Investment contracts	Level 3	$10,235,015	$10,235,015
Notes payable	Level 3	152,607	152,607
Federal Home Loan Bank advance	Level 2	250,000	250,070
Total financial liabilities		$10,637,622	$10,637,692

	December 31, 2020
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	Level 2	$7,732	$7,744
U.S. states and political subdivisions	Level 2	109,445	113,535
Foreign governments	Level 2	3,851	4,225
Corporate debt securities	Level 2	6,981,597	7,595,712
Corporate debt securities	Level 3	3,024	3,024
Residential mortgage-backed securities	Level 2	114,127	117,728
Collateralized debt securities	Level 2	135,194	141,213
Total fixed maturity, bonds held-to-maturity		7,354,970	7,983,181
Mortgage loans on real estate, net of allowance	Level 3	5,242,531	5,451,152
Policy loans	Level 3	373,014	373,014
Total financial assets		$12,970,515	$13,807,347
Financial liabilities
Investment contracts	Level 3	$10,101,764	$10,101,764
Notes payable	Level 3	153,703	153,703
Federal Home Loan Bank advance	Level 2	250,000	250,227
Total financial liabilities		$10,505,467	$10,505,694

Note 10 – Deferred Policy Acquisition Costs
Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Beginning balance at January 1, 2021	$896,208	$309,056	$32,885	$122,062	$1,360,211
Additions	43,256	23,488	2,849	86,579	156,172
Amortization	(28,787)	(12,417)	(3,703)	(83,146)	(128,053)
Effect of change in unrealized gains on available-for-sale debt securities	8,915	24,655	—	—	33,570
Net change	23,384	35,726	(854)	3,433	61,689
Ending balance at March 31, 2021	$919,592	$344,782	$32,031	$125,495	$1,421,900

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Three months ended March 31,
	2021	2020
Unpaid claims balance, beginning	$1,373,600	$1,322,837
Less: Reinsurance recoverables	262,471	246,447
Net beginning balance	1,111,129	1,076,390
Incurred related to
Current	300,176	260,025
Prior years	(31,127)	4,172
Total incurred claims	269,049	264,197
Paid claims related to
Current	99,857	95,635
Prior years	160,716	174,986
Total paid claims	260,573	270,621
Net balance	1,119,605	1,069,966
Plus: Reinsurance recoverables	239,160	244,230
Unpaid claims balance, ending	$1,358,765	$1,314,196

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $31.1 million during the first three months of 2021 and increased by $4.2 million during the same period in 2020. The favorable development in 2021 was a reflection of lower liability claim settlement costs emerging from commercial automobile, agribusiness, and private passenger automobile lines of business. The unfavorable development in 2020 was a reflection of higher-than-normal settlements of losses in the Managing General Underwriting and Collateral Protection Insurance lines of business.

For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at March 31, 2021 and December 31, 2020 was $22.2 million and $20.5 million, respectively.

Note 12 – Federal Income Taxes
A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended March 31,
	2021		2020
	Amount	Rate	Amount	Rate
Total expected income tax expense at the statutory rate	$44,625	21.0%	$(59,396)	21.0%
Tax-exempt investment income	(1,172)	(0.6)	(1,027)	0.4
Dividend exclusion	(813)	(0.4)	(862)	0.3
Tax credits, net	(1,618)	(0.8)	(2,395)	0.8
Low income housing tax credit expense	1,513	0.7	1,774	(0.6)
Change in valuation allowance	29	—	112	—
Other items, net	607	0.4	126	(0.1)
Total	$43,171	20.3%	$(61,668)	21.8%

As of March 31, 2021, American National had no material net operating loss or tax credit carryforwards.

American National’s federal income tax returns for tax years 2016 to 2019 are subject to examination by the Internal Revenue Service. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.

As of March 31, 2021, American National had no provision for uncertain tax positions and no provision for penalties or interest. In addition, management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would impact American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2021	$292,166	$(67,130)	$(2,866)	$222,170
Amounts reclassified from AOCI (net of tax benefit $944 and expense $1,013)	(3,553)	3,809	—	256
Unrealized holding losses arising during the period (net of tax benefit $35,260)	(132,644)	—	—	(132,644)
Unrealized adjustment to DAC (net of tax expense $7,050)	26,519	—	—	26,519
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $908)	3,414	—	—	3,414
Foreign currency adjustment (net of tax expense $65)	—	—	244	244
Ending balance at March 31, 2021	$185,902	$(63,321)	$(2,622)	$119,959

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2020	$157,851	$(55,232)	$(3,101)	$99,518
Amounts reclassified from AOCI (net of tax expense $2,554 and $467)	9,606	1,756	—	11,362
Unrealized holding losses arising during the period (net of tax benefit $53,533)	(201,385)	—	—	(201,385)
Unrealized adjustment to DAC (net of tax expense $18,759)	70,567	—	—	70,567
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $2,342)	8,809	—	—	8,809
Foreign currency adjustment (net of tax benefit $246)	—	—	(924)	(924)
Ending balance at March 31, 2020	$45,448	$(53,476)	$(4,025)	$(12,053)

Note 14 – Stockholders’ Equity and Noncontrolling Interests

ANAT has one class of common stock with a par value $0.01 per share and 50,000,000 authorized shares. The number of shares outstanding at the dates indicated are shown below:

	March 31, 2021	December 31, 2020
Common stock
Shares issued	26,887,200	26,887,200
Restricted shares	(10,000)	(10,000)
Unrestricted outstanding shares	26,877,200	26,877,200

Stock-based Compensation

American National has made grants of Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, and Restricted Stock Units (“RSU”), pursuant to a stock-based compensation plan. The term for granting additional awards under such plan expired in 2019. Pursuant to the plan, grants were made to certain officers meeting established performance objectives, and grants were made to directors as compensation and to align their interests with those of other shareholders. In addition, American National has made grants to directors and advisory directors of RSUs that are cash-settled only, with no provision for conversion to stock. 8,250 of such cash-settled RSUs were granted during the third quarter of 2020 and remained outstanding at March 31, 2021 as shown in the table below.

RS and RSU information for the periods indicated are shown below:

	RS Shares		RSUs
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	10,000	$80.05	8,250	$75.35
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2021	10,000	$80.05	8,250	$75.35

	SAR	RS Shares	RSUs
Weighted-average contractual remaining life (in years)	0.00	1.92	0.08
Exercisable shares	—	N/A	N/A
Weighted-average exercise price	$—	$80.05	$75.35
Weighted-average exercise price exercisable shares	—	N/A	N/A
Compensation expense (credit)
Three months ended March 31, 2021	$—	$20,000	$220,000
Three months ended March 31, 2020	(1,000)	20,000	(171,000)
Fair value of liability award
March 31, 2021	$—	N/A	$890,000
December 31, 2020	—	N/A	793,000

The SARs gave the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vested at a rate of 20% per year for five years and expired five years after vesting. All remaining SARs expired on May 1, 2020.

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

Earnings per Share

Basic earnings per share were calculated using a weighted average number of shares outstanding. Diluted earnings per share include RS awards. RSUs may only be settled in cash.

	Three months ended March 31,
	2021	2020
Weighted average shares outstanding	26,877,200	26,881,700
Incremental shares from RS awards and RSUs	7,699	9,975
Total shares for diluted calculations	26,884,899	26,891,675
Net income (loss) attributable to American National (in thousands)	$170,173	$(220,444)
Basic earnings (losses) per share	$6.33	$(8.20)
Diluted earnings (losses) per share	$6.33	$(8.20)

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National's insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2021 and December 31, 2020, ANICO's statutory capital and surplus was $3.7 billion and $3.6 billion, respectively, which resulted in an RBC level above 200% of the authorized control level. All of our other insurance subsidiaries had statutory capital and surplus at March 31, 2021 and December 31, 2020, above 200% of the authorized control level, except for ANPAC Louisiana Insurance Company ("ANPLA"). At March 31, 2021 and December 31, 2020, ANPLA's statutory capital and surplus was $63.5 million and $68.5 million respectively, which resulted in an RBC level of 179% and 194% of the authorized control level. This decrease in RBC of ANPLA is primarily driven by an increase in homeowners catastrophe losses impacting the operating results in 2021 and 2020. We are actively managing our homeowners exposure of ANPLA, will continue to monitor the surplus levels and will be addressing rate adequacy through future planned underwriting and rate actions.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both ANICO and American National Lloyds Insurance Company by $65.3 million and $75.3 million at March 31, 2021 and December 31, 2020, respectively. The statutory capital and surplus of both ANICO and American National Lloyds Insurance Company would have remained above the Company action level RBC had it not used the permitted practice.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)
The statutory capital and surplus and net income (loss) of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	March 31, 2021	December 31, 2020
Statutory capital and surplus
Life insurance entities	$2,190,618	$2,188,808
Property and casualty insurance entities	1,514,248	1,463,179

	Three months ended March 31,
	2021	2020
Statutory net income (loss)
Life insurance entities	$(32,217)	$52,975
Property and casualty insurance entities	39,272	48,254

Dividends

Dividends are paid on a quarterly basis. We paid a quarterly dividend of $0.82 per share for each quarter during the three months ended March 31, 2021 and March 31, 2020, and we expect to continue to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions.

The amount of dividends paid by our insurance company subsidiaries is restricted by insurance law. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the relevant state of domicile. For example, restrictions applicable to Texas-domiciled life insurance companies like ANICO limit the payment of dividends to the greater of the prior year’s statutory net income from operations, or 10% of prior year statutory surplus, in each case determined in accordance with statutory accounting principles. ANICO is permitted without prior approval of the Texas Department of Insurance to pay total dividends of $363.9 million during 2021.

Noncontrolling Interest

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. ANICO has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the condensed consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6.8 million at March 31, 2021 and December 31, 2020.

American National Group, Inc. and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s condensed consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as a noncontrolling interest of $0.5 million and a noncontrolling deficit of $0.9 million at March 31, 2021 and December 31, 2020, respectively.

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

Note 15 – Segment Information – (Continued)
The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies and Practices, of American National’s 2020 annual report on Form 10-K filed with the SEC on March 4, 2021. All revenues and expenses specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
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
The results of operations measured as the income (loss) before federal income tax and other items by operating segments are summarized below (in thousands):

	Three months ended March 31, 2021
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$100,779	$24,241	$38,228	$399,405	$—	$562,653
Other policy revenues	81,508	5,031	—	—	—	86,539
Net investment income	67,797	153,864	2,083	15,513	30,724	269,981
Net realized investment gains	—	—	—	—	19,239	19,239
Change in investment credit loss	—	—	—	—	(5,486)	(5,486)
Net gains on equity securities	—	—	—	—	95,940	95,940
Other income	458	856	4,094	3,489	855	9,752
Total premiums and other revenues	250,542	183,992	44,405	418,407	141,272	1,038,618
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	146,160	44,717	—	—	—	190,877
Claims incurred	—	—	24,251	244,135	—	268,386
Interest credited to policyholders’ account balances	19,770	88,017	—	—	—	107,787
Commissions for acquiring and servicing policies	45,420	23,042	5,986	79,237	—	153,685
Other operating expenses	47,041	12,181	10,608	53,886	9,786	133,502
Change in deferred policy acquisition costs	(14,469)	(11,071)	854	(3,433)	—	(28,119)
Total benefits, losses and expenses	243,922	156,886	41,699	373,825	9,786	826,118
Income before federal income tax and other items	$6,620	$27,106	$2,706	$44,582	$131,486	$212,500

	Three months ended March 31, 2020
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$89,516	$15,509	$43,086	$388,657	$—	$536,768
Other policy revenues	75,540	4,065	—	—	—	79,605
Net investment income	45,575	41,541	2,233	16,085	25,557	130,991
Net realized investment gains	—	—	—	—	4,148	4,148
Change in investment credit loss	—	—	—	—	(44,678)	(44,678)
Net losses on equity securities	—	—	—	—	(332,575)	(332,575)
Other income	736	638	4,527	3,733	1,499	11,133
Total premiums and other revenues	211,367	61,753	49,846	408,475	(346,049)	385,392
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	110,466	34,802	—	—	—	145,268
Claims incurred	—	—	34,885	229,709	—	264,594
Interest credited to policyholders’ account balances	(1,903)	(2,420)	—	—	—	(4,323)
Commissions for acquiring and servicing policies	39,467	10,248	8,024	72,696	—	130,435
Other operating expenses	47,480	11,876	10,629	53,004	10,937	133,926
Change in deferred policy acquisition costs	(7,838)	7,286	(23)	(1,097)	—	(1,672)
Total benefits, losses and expenses	187,672	61,792	53,515	354,312	10,937	668,228
Income (loss) before federal income tax and other items	$23,695	$(39)	$(3,669)	$54,163	$(356,986)	$(282,836)

Note 16 – Commitments and Contingencies

Commitments

American National and its subsidiaries lease insurance sales office space, technological equipment, and automobiles. The remaining long-term lease commitments at March 31, 2021 were approximately $8.0 million.

American National had aggregate commitments at March 31, 2021 to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $1.3 billion of which $572.6 million is expected to be funded in 2021 with the remainder funded in 2022 and beyond.

American National had outstanding letters of credit in the amount of $3.5 million as of March 31, 2021 and December 31, 2020.

Federal Home Loan Bank (FHLB) Agreements

In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas (“FHLB”) to augment its liquidity resources. The Company initially purchased $7.0 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s condensed consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of March 31, 2021, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $60.3 million and commercial mortgage loans of approximately $1.5 billion were on deposit with the FHLB as collateral for borrowing. As of March 31, 2021, the collateral provided borrowing capacity for the $250.0 million in outstanding advances as well as approximately $740.7 million in additional borrowing capacity. The deposited securities and commercial mortgage loans are included in the Company’s condensed consolidated statements of financial position within fixed maturity securities and mortgage loans on real estate, net of allowance, respectively.

FHLB outstanding advances as of March 31, 2021 are shown below (in thousands, except percentages):

	Principal Amount	Interest Rate	Maturity Date
At March 31, 2021
FHLB advance, fixed rate	$250,000	0.38%	4/28/2021

Guarantees

ANICO has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by ANICO. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, ANICO would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of March 31, 2021, was approximately $121.4 million, while the total cash value of the related life insurance policies was approximately $143.8 million.

Note 16 – Commitments and Contingencies – (Continued)
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

Such speculation warrants caution, as the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given lawsuit. These lawsuits are in various stages of development, and future facts and circumstances could result in management changing its conclusions. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than management can anticipate, the resulting liability could have a material impact on our condensed consolidated financial position, liquidity, or results of operations. With respect to the existing litigation, management currently believes that the possibility of a material judgment adverse to American National is remote and no estimate of range can be made for loss contingencies that are at least reasonably possible but not accrued.

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the condensed consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions
	Financial Statement Line Impacted	Three months ended March 31,		Amount due from American National
Related Party		2021	2020	March 31, 2021	December 31, 2020
Greer, Herz & Adams, LLP	Other operating expenses	$3,713	$3,843	$(617)	$(441)

Transactions with Greer, Herz & Adams, LLP: Irwin M. Herz, Jr. is a member of the Board of Directors of American National Group, Inc. and certain of its subsidiaries, and a Partner with Greer, Herz & Adams, LLP, which serves as American National’s General Counsel.

Note 18 – Subsequent Events

On April 28, 2020, the Company borrowed from the Federal Home Loan Bank of Dallas' COVID-19 Relief Advance Program. The net amount of the advance was approximately $245.0 million after a required capital stock purchase of approximately $5.0 million. The loan had an interest rate of 0.38% with a final maturity date of April 28, 2021. The Company paid this advance in full on its maturity date of April 28, 2021. The capital stock purchased for the advance was not sold and is now considered excess stock at the Federal Home Loan Bank of Dallas, and will be available to use in the event of future advances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following pages provide management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three months ended March 31, 2021 and 2020 of American National Group, Inc. and its subsidiaries (referred to in this document as “we,” “our,” “us,” or the “Company”). This information should be read in conjunction with our condensed consolidated financial statements included in Item 1, Financial Statements, of this Form 10-Q.

Caution Regarding Forward-Looking Statements

Certain statements made in this report, including but not limited to the accompanying condensed consolidated financial statements, and the notes thereto appearing in Item 1 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Item 2 ("MD&A"), and the exhibits and financial statement schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning, and include, without limitation, statements regarding the outlook of our business and expected financial performance, and statements relating to the COVID-19 pandemic and its effects on the Company. These forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond our control and have been made based upon our assumptions, expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, that the effect of future developments on us will be as anticipated, or that our risk management policies and procedures will be effective, particularly given the uncertainty relating to the COVID-19 pandemic. We do not make public specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation risks, uncertainties and other factors discussed in Item 1A of our 2020 Form 10-K filed with the SEC on March 4, 2021 and elsewhere in this report.

Many of these risks and uncertainties have been exacerbated by the COVID-19 pandemic, particularly those described in the Economic and Investment Risk Factors, Litigation and Regulation Risk Factors, and Reinsurance and Counterparty Risk Factors in the Company's Form 10-K filed with the SEC on March 4, 2021. Risks and uncertainties include the following:
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
•risk of investment losses and defaults;
•Risk Factors Relating to Our Business and Industry
•the impact of major public health issues, like COVID-19;
•differences between actual experience regarding mortality, morbidity, persistency, expense, surrenders and investment returns, and our assumptions for product pricing, establishing liabilities and reserves or for other purposes;
•changes in our experience related to deferred policy acquisition costs;
•advances in medical technology and testing, which may increase our adverse selection risk;
•potentially adverse rating agency actions;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•Information Technology Risk Factors
•failures or limitations of our computer, information security and administration systems;
•failure to complete and implement technology initiatives in a timely manner;
•Catastrophic Event Risk Factors
•natural or man-made catastrophes resulting in increased claims activity from catastrophic loss of life or property;
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
•Risk Factors Relating to Our Corporate Structure and Ownership of Our Common Stock
•state law limitations on the payment of dividends by our subsidiaries, which could limit the amount of dividends we pay;
•control of our Company by a small number of stockholders;
•anti-takeover provisions in our governing documents;
•the designation in our governing documents of the Delaware Court of Chancery as the exclusive forum for substantially all disputes between our stockholders and us;
•General Risk Factors
•potential employee error or misconduct, which may result in fraud or adversely affect the execution and administration of our policies and claims;
•potential ineffectiveness of our risk management policies and procedures;
•the effects of unanticipated events on our disaster recovery and business continuity planning; and
•potential ineffectiveness of our internal controls over financial reporting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

COVID-19 Response

A summary of actions the company has taken in response to COVID-19 through December 31, 2020 is disclosed in our 2020 Annual Report on form 10-K filed with the SEC on March 4, 2021. Below is a summary of subsequent developments in our COVID-19 response:
•We have taken steps to protect employees with the goals of maintaining their health and sustaining an adequate workforce, including directing as many employees as possible to work from home and offering flexibility for employees negotiating scheduling conflicts due to the impacts of COVID-19, such as caring for family, alternative arrangements and shutdowns for business and schools, self-isolation or personal illness, including granting additional paid time off to get vaccinations and to address these hardships.
•We suspended our summer Internship Program for 2020 and in 2021 are piloting a program which combines both virtual and in-person elements for a small group of interns.
•We developed and continue to refine return-to-office programs as we transition through the different reopening situations at our locations. During the first quarter of 2021, viral infections in the general population have begun to increase again resulting in resumption of restrictions in certain areas in which we operate. As a result, we have temporarily paused further return-to-office plans at our locations until June 2021. At that time, we will potentially be gradually re-introducing more employees to our office locations and are exploring longer-term plans to offer employees hybrid work schedules, where possible.

No assurance can be given that these actions will be successful, nor can we predict the level of disruption that will occur should the COVID-19 pandemic and its related macroeconomic risks continue for an extended period of time. Given this uncertainty, we are unable to quantify with reasonable confidence the expected impact of the COVID-19 pandemic on our future operations, financial condition, liquidity and results of operations. The wide-ranging social, economic and financial consequences of the COVID-19 pandemic and the possible effects of ongoing and future governmental action in response to COVID-19 compound this uncertainty. Additional information regarding risks and uncertainties related to the COVID-19 pandemic are set forth in Part II, Item 1A, Risk Factors of our 2020 Form 10-K filed with the SEC on March 4, 2021. For additional information regarding the direct and indirect impact to mortality refer to Item 2. MD&A, Life.

This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I - Financial Information - Item 1, Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Overview

American National Insurance Company ("ANICO"), founded in 1905 and headquartered in Galveston, Texas, and other American National ("ANAT") subsidiaries offer a broad spectrum of products and services, which include life insurance, annuities, property and casualty insurance, health insurance, credit insurance, and pension products. The American National companies operate in all 50 states, the District of Columbia and Puerto Rico. In addition to ANICO, major subsidiaries include American National Life Insurance Company of Texas, American National Life Insurance Company of New York, American National Property and Casualty Company, Garden State Life Insurance Company, Standard Life and Accident Insurance Company, Farm Family Casualty Insurance Company and United Farm Family Insurance Company.

General Trends

During the first quarter of 2021, American National had no material changes to the general trends discussed in the MD&A included in our 2020 Annual Report on Form 10-K filed with the SEC on March 4, 2021. However, please see the "COVID-19 Response and Update" discussion above for general information about the pandemic's impact on us.

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

For a discussion of our critical accounting estimates, see the MD&A in our 2020 Annual Report on Form 10-K filed with the SEC on March 4, 2021.

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Condensed Consolidated Results of Operations

The following sets forth the condensed consolidated results of operations (in thousands):

	Three months ended March 31,
	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Premiums	$562,653	$536,768	$25,885
Other policy revenues	86,539	79,605	6,934
Net investment income	269,981	130,991	138,990
Net realized investments gains	19,239	4,148	15,091
Change in investment credit loss	(5,486)	(44,678)	39,192
Net gains (losses) on equity securities	95,940	(332,575)	428,515
Other income	9,752	11,133	(1,381)
Total premiums and other revenues	1,038,618	385,392	653,226
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	190,877	145,268	45,609
Claims incurred	268,386	264,594	3,792
Interest credited to policyholders’ account balances	107,787	(4,323)	112,110
Commissions for acquiring and servicing policies	153,685	130,435	23,250
Other operating expenses	133,502	133,926	(424)
Change in deferred policy acquisition costs (1)	(28,119)	(1,672)	(26,447)
Total benefits, losses and expenses	826,118	668,228	157,890
Income (loss) before federal income taxes and other items	$212,500	$(282,836)	$495,336
(1) A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended March 31, 2021 to 2020

Earnings increased primarily due to the following:
•An increase in net gains on equity securities resulting from favorable market conditions in the three months ended March 31, 2021 compared to a net loss on equity securities in the same period in 2020 driven by unfavorable market conditions as a result of the COVID-19 pandemic
•An increase in earnings in our Annuity segment driven by our equity indexed annuity products
•An increase in net investment income due to higher option gains resulting from favorable market conditions
The increase in earnings was partially offset due to the following:
•Increase in claims which reduced the earnings from our Life segment

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Premiums	$100,779	$89,516	$11,263
Other policy revenues	81,508	75,540	5,968
Net investment income	67,797	45,575	22,222
Other income	458	736	(278)
Total premiums and other revenues	250,542	211,367	39,175
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	146,160	110,466	35,694
Interest credited to policyholders’ account balances	19,770	(1,903)	21,673
Commissions for acquiring and servicing policies	45,420	39,467	5,953
Other operating expenses	47,041	47,480	(439)
Change in deferred policy acquisition costs (1)	(14,469)	(7,838)	(6,631)
Total benefits, losses and expenses	243,922	187,672	56,250
Income before federal income taxes and other items	$6,620	$23,695	$(17,075)
(1)A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended March 31, 2021 to 2020

Earnings for our Life segment decreased primarily due to the following:
•An overall increase in mortality which includes claims directly and indirectly attributable to COVID-19
The decrease in earnings was partially offset by the following:
•Improved persistency and an increase in sales, resulting in an increase in premiums and other policy revenues

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life Insurance Sales

The following table presents life insurance sales as measured by annualized premium, a statistical measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended March 31,
	2021	2020	Change
Traditional life	$15,757	$14,974	$783
Universal life	8,376	6,150	2,226
Indexed UL	8,370	6,802	1,568
Total recurring	32,503	27,926	4,577
Single and excess (1)	378	202	176
Credit life (1)	1,657	2,184	(527)
Total annualized premium	$34,538	$30,312	$4,226
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

Total Life sales increased during the three months ended March 31, 2021 compared to 2020 primarily due to higher Universal Life and Indexed Universal Life sales.

Policy In-force Information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	March 31, 2021	December 31, 2020	Change
Life insurance in-force
Traditional life	$93,497,659	$91,920,577	$1,577,082
Interest-sensitive life	36,920,337	36,326,621	593,716
Total life insurance in-force	$130,417,996	$128,247,198	$2,170,798

The following table summarizes changes in the Life segment’s number of policies in-force:

	March 31, 2021	December 31, 2020	Change
Number of policies in-force
Traditional life	1,792,484	1,832,536	(40,052)
Interest-sensitive life	272,377	269,668	2,709
Total number of policies in-force	2,064,861	2,102,204	(37,343)

Life insurance in-force increased during the three months ended March 31, 2021 compared to December 31, 2020 despite a reduction of policies in-force due to an increase in sales of higher face amount policies.

Change in Deferred Policy Acquisition Costs

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC. The following shows the components of the change in DAC (in thousands):

	Three months ended March 31,
	2021	2020	Change
Acquisition cost capitalized	$(43,256)	$(33,353)	$(9,903)
Amortization of DAC	28,787	25,515	3,272
Change in DAC	$(14,469)	$(7,838)	$(6,631)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Premiums	$24,241	$15,509	$8,732
Other policy revenues	5,031	4,065	966
Net investment income	153,864	41,541	112,323
Other income	856	638	218
Total premiums and other revenues	183,992	61,753	122,239
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	44,717	34,802	9,915
Interest credited to policyholders’ account balances	88,017	(2,420)	90,437
Commissions for acquiring and servicing policies	23,042	10,248	12,794
Other operating expenses	12,181	11,876	305
Change in deferred policy acquisition costs (1)	(11,071)	7,286	(18,357)
Total benefits, losses and expenses	156,886	61,792	95,094
Income (loss) before federal income taxes and other items	$27,106	$(39)	$27,145
(1)A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended March 31, 2021 to 2020

Earnings for our Annuity segment increased primarily due to the following:
•An increase in net investment income due to higher option gains resulting from favorable market conditions
•Favorable mark-to-market impact for equity indexed annuity products due to favorable interest rates
•Lower DAC amortization for fixed deferred products due to an increase in estimated gross profits driven by higher projected future interest rates compared to our previous expectations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended March 31,
	2021	2020	Change
Fixed deferred annuity	$123,752	$118,410	$5,342
Single premium immediate annuity	28,530	22,758	5,772
Equity-indexed deferred annuity	202,856	57,976	144,880
Variable deferred annuity	14,187	15,681	(1,494)
Total premium and deposits	369,325	214,825	154,500
Less: Policy deposits	345,084	199,316	145,768
Total earned premiums	$24,241	$15,509	$8,732

Annuity premium and deposits increased primarily for equity indexed deferred products during the three months ended March 31, 2021 compared to 2020 reflecting the competitiveness of the product.

Change in Deferred Policy Acquisition Costs

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended March 31,
	2021	2020	Change
Acquisition cost capitalized	$(23,488)	$(11,525)	$(11,963)
Amortization of DAC	12,417	18,811	(6,394)
Change in DAC	$(11,071)	$7,286	$(18,357)

The change in acquisition costs capitalized for the three months ended March 31, 2021 strongly correlates with the change in commissions, which increased due to higher sales. The amortization of DAC was lower for the three months ended March 31, 2021 due to an increase in estimated gross profits driven by higher projected future interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Shown below are the changes in account values (in thousands):

	Three months ended March 31,
	2021	2020
Fixed deferred annuity
Reserve, beginning of period	$6,635,203	$6,893,174
Premiums	123,752	118,410
Death and other benefits	(64,071)	(45,937)
Surrenders	(128,156)	(127,941)
Fees	(405)	(463)
Interest and mortality	44,621	47,912
Reserve, end of period	6,610,944	6,885,155
Equity-indexed annuity
Reserve, beginning of period	4,097,013	3,985,166
Premiums	202,856	57,976
Death and other benefits	(11,912)	(11,811)
Surrenders	(75,147)	(73,332)
Fees	(747)	(915)
Interest and mortality	45,932	(52,018)
Reserve, end of period	4,257,995	3,905,066
Single premium immediate annuity
Reserve, beginning of period	1,851,955	1,874,942
Premiums	28,530	22,758
Payments	(49,601)	(54,249)
Interest and mortality	14,701	18,216
Reserve, end of period	1,845,585	1,861,667
Variable deferred annuity
Account value, beginning of period	418,510	385,736
Premiums	14,187	15,681
Other flows	120	959
Surrenders	(21,325)	(30,486)
Fees	(1,256)	(1,063)
Change in market value and other	13,665	(54,898)
Reserve, end of period	423,901	315,929
Total reserve, end of period	$13,138,425	$12,967,817

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest and Mortality Margin

Margins increased during the three months ended March 31, 2021 compared to 2020 due to favorable changes in mark-to-market reserves for indexed annuities. The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Three months ended March 31,
	2021	2020	Change
Fixed annuity
Fixed investment income	$88,462	$93,620	$(5,158)
Interest credited and mortality	(59,322)	(66,128)	6,806
Interest and mortality margin	29,140	27,492	1,648
Equity-indexed annuity
Fixed investment income	41,719	39,699	2,020
Option return	23,683	(91,778)	115,461
Interest credited and mortality	(45,932)	52,018	(97,950)
Interest and mortality margin	19,470	(61)	19,531
Variable annuity
Separate account management fees	1,247	940	307
Interest and mortality margin	1,247	940	307
Total interest and mortality margin	$49,857	$28,371	$21,486

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health

Health segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Premiums	$38,228	$43,086	$(4,858)
Net investment income	2,083	2,233	(150)
Other income	4,094	4,527	(433)
Total premiums and other revenues	44,405	49,846	(5,441)
BENEFITS, LOSSES AND EXPENSES
Claims incurred	24,251	34,885	(10,634)
Commissions for acquiring and servicing policies	5,986	8,024	(2,038)
Other operating expenses	10,608	10,629	(21)
Change in deferred policy acquisition costs (1)	854	(23)	877
Total benefits, losses and expenses	41,699	53,515	(11,816)
Income (loss) before federal income taxes and other items	$2,706	$(3,669)	$6,375
(1) A positive amount of change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Comparison of the three months ended March 31, 2021 to 2020

Earnings for our Health segment increased primarily due to the following:
•A reduction in claims for Medical Expense. There was a single large claim in 2020
•Lower loss ratio for Medicare Supplement as rate increases are approved and implemented
•Lower claims for Supplemental health

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health earned premiums for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2021	2020	Change
Medicare Supplement	$18,824	$21,576	$(2,752)
MGU	5,185	5,471	(286)
Supplemental insurance	3,889	4,981	(1,092)
Credit Health	3,255	4,174	(919)
Medical expense	1,956	2,197	(241)
Worksite	4,018	3,555	463
Group health	349	369	(20)
All other	752	763	(11)
Total	$38,228	$43,086	$(4,858)

Policy lapses as a result of rate increases drove a decrease in premiums for Medicare Supplement in 2021. Supplemental insurance premiums decreased due to a reduction in sales across all product lines, primarily in Short Term Medical. Premiums for Credit Health decreased as a result of contract terminations.

Health claims incurred for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2021	2020	Change
Medicare Supplement	$14,226	$19,704	$(5,478)
MGU	3,302	4,643	(1,341)
Supplemental insurance	1,675	3,158	(1,483)
Credit Health	825	728	97
Medical expense	2,280	4,025	(1,745)
Worksite	2,133	1,442	691
Group health	(73)	550	(623)
All other	(117)	635	(752)
Total	$24,251	$34,885	$(10,634)

Favorable claim experience for the three months ended March 31, 2021 is driven by improved benefit ratios resulting from rate increases impacting Medicare Supplement policies. In addition, Supplemental insurance claim severity for the legacy master cancer plan has lessened in 2021. Similarly, Medical Expense claims decreased driven by the aforementioned single large claim in early 2020. MGU claims decreased as a result of large ceded paid claims for one MGU program in 2021.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2021	2020	Change
Acquisition cost capitalized	$(2,849)	$(5,378)	$2,529
Amortization of DAC	3,703	5,355	(1,652)
Change in DAC	$854	$(23)	$877

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Property and Casualty

Property and Casualty segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Net premiums written	$425,366	$407,588	$17,778
Net premiums earned	$399,405	$388,657	$10,748
Net investment income	15,513	16,085	(572)
Other income	3,489	3,733	(244)
Total premiums and other revenues	418,407	408,475	9,932
BENEFITS, LOSSES AND EXPENSES
Claims incurred	244,135	229,709	14,426
Commissions for acquiring and servicing policies	79,237	72,696	6,541
Other operating expenses	53,886	53,004	882
Change in deferred policy acquisition costs (1)	(3,433)	(1,097)	(2,336)
Total benefits, losses and expenses	373,825	354,312	19,513
Income before federal income taxes and other items	$44,582	$54,163	$(9,581)
Loss and loss adjustment expense ratio	61.1%	59.1%	2.0%
Underwriting expense ratio	32.5	32.1	0.4
Combined ratio	93.6%	91.2%	2.4%
Impact of catastrophe events on combined ratio	9.0	3.0	6.0
Combined ratio without impact of catastrophe events	84.6%	88.2%	(3.6)%
Gross catastrophe losses	$36,932	$12,566	$24,366
Net catastrophe losses	$35,966	$11,479	$24,487
(1) A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended March 31, 2021 to 2020

Earnings for our Property and Casualty segment decreased primarily due to the following:
•Earnings from our personal products decreased. The decrease was primarily due to significantly higher catastrophe losses caused by freezing conditions in the south and mid-west, which had the greatest impact on our homeowners' loss ratio
The decrease in earnings was partially offset by the following:
•Earnings from our commercial products increased. The increase was driven by lower loss and loss adjustment expense ratios on our automobile and business owner products
Additional Information:
•The increase in commissions expense was primarily attributable to our Specialty Markets Group products, which had increases in direct commissions due to an increase in premiums written and contingent commissions tied to improvements in the loss ratio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 52% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 33% of net premiums written; and (iii) Specialty Markets Group products, marketed through independent managing general agents and managing general underwriters, representing 15% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2021	2020	Change
Net premiums written
Automobile	$141,425	$145,011	$(3,586)
Homeowner	65,691	61,250	4,441
Other Personal	14,078	12,986	1,092
Total net premiums written	$221,194	$219,247	$1,947
Net premiums earned
Automobile	$134,110	$137,483	$(3,373)
Homeowner	70,195	66,699	3,496
Other Personal	12,752	12,454	298
Total net premiums earned	$217,057	$216,636	$421
Loss and loss adjustment expense ratio
Automobile	63.2%	62.1%	1.1%
Homeowner	86.4%	65.5%	20.9%
Other Personal	48.5%	55.2%	(6.7)%
Personal line loss and loss adjustment expense ratio	69.8%	62.7%	7.1%
Combined Ratio
Automobile	87.5%	86.2%	1.3%
Homeowner	115.5%	98.3%	17.2%
Other Personal	78.4%	89.5%	(11.1)%
Personal line combined ratio	96.0%	90.1%	5.9%

Comparison of 2021 to 2020

Automobile: Net premiums written and earned decreased for the first quarter primarily due to a decrease in policies in-force.

Homeowners: Net premiums written and earned increased for the first quarter primarily due to rate increases. The loss and loss adjustment expense and combined ratios increased due to higher catastrophe losses caused by winter storms. Catastrophe losses, net of reinsurance, increased by $16.0 million, to $23.0 million in the first quarter compared to $7.0 million in 2020.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies, such as coverages for watercraft, personal umbrella, and rental owners. Net premiums written and earned increased for the first quarter due to rate increases in the rental owners product. The loss and loss adjustment expense and combined ratios improved for the first quarter due to fewer non-catastrophe losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2021	2020	Change
Net premiums written
Agricultural Business	$44,773	$40,982	$3,791
Automobile	40,066	37,712	2,354
Business Owner	23,087	21,378	1,709
Workers Compensation	20,918	21,012	(94)
Other Commercial	10,075	9,339	736
Total net premiums written	$138,919	$130,423	$8,496
Net premiums earned
Agricultural Business	$41,323	$39,073	$2,250
Automobile	32,366	30,464	1,902
Business Owner	19,814	18,413	1,401
Workers Compensation	17,239	17,596	(357)
Other Commercial	8,847	8,090	757
Total net premiums earned	$119,589	$113,636	$5,953
Loss and loss adjustment expense ratio
Agricultural Business	52.0%	39.7%	12.3%
Automobile	50.6%	63.5%	(12.9)%
Business Owner	76.8%	94.6%	(17.8)%
Workers Compensation	57.1%	52.9%	4.2%
Other Commercial	34.3%	68.8%	(34.5)%
Commercial line loss and loss adjustment expense ratio	55.2%	59.1%	(3.9)%
Combined ratio
Agricultural Business	89.3%	77.2%	12.1%
Automobile	73.5%	86.8%	(13.3)%
Business Owner	111.8%	130.1%	(18.3)%
Workers Compensation	75.0%	71.1%	3.9%
Other Commercial	78.2%	111.4%	(33.2)%
Commercial line combined ratio	85.9%	89.8%	(3.9)%

Comparison of 2021 to 2020

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm and ranch buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased for the first quarter primarily due to increases in policies in-force and rate increases. The loss and loss adjustment expense and combined ratios increased primarily due to higher catastrophe losses. Catastrophe losses, net of reinsurance, increased by $4.5 million, to $6.7 million in the first quarter compared to $2.2 million in 2020.

Commercial Automobile: Net premiums written and earned increased for the first quarter primarily due to rate increases. The loss and loss adjustment expense ratio and combined ratio improved for the first quarter primarily due to favorable prior year claim development and a decrease in claim frequency as policyholders drove fewer miles due to the impact of COVID-19.

Business Owner: Our business owner product allows policyholders to customize and cover their property and liability exposures using a package policy. Net premiums written and earned increased for the first quarter primarily due to increases in policies in-force and rate increases. The loss and loss adjustment expense and combined ratios improved for the first quarter primarily due to favorable prior year claim development and a decrease in claim frequency.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Workers Compensation: The loss and loss adjustment expense and combined ratios increased for the first quarter primarily due to less favorable prior year claim development and an increase in claim severity.

Other Commercial: Other commercial products primarily provide umbrella and other liability coverages. Net premiums written and earned increased for the first quarter primarily due to an increase in premium for umbrella products. The loss and loss adjustment expense and combined ratios improved primarily due to favorable prior year claim development.

Specialty Markets Products

Specialty Markets product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2021	2020	Change
Net premiums written	$65,254	$57,916	$7,338
Net premiums earned	62,758	58,383	4,375
Loss and loss adjustment expense ratio (1)	42.5%	45.6%	(3.1)%
Combined ratio (1)	100.0%	97.6%	2.4%
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

Comparison of 2021 to 2020

Net written and earned premiums increased for the first quarter primarily due to the addition of new accounts related to the investor property protection product. The loss and loss adjustment expense ratio decreased for the first quarter primarily due to the improvement of loss ratios on products that provide collateral protection related to automobiles, also known as auto GAP business, and collateral protection insurance. The combined ratio increased for the first quarter primarily due to increases in direct commissions as a result of an increase in premiums written and contingent commissions tied to improvements in the loss ratio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2021	2020	Change
OTHER REVENUES
Net investment income	$30,724	$25,557	$5,167
Realized investment gains	19,239	4,148	15,091
Change in investment credit loss	(5,486)	(44,678)	39,192
Net gains (losses) on equity securities	95,940	(332,575)	428,515
Other income	855	1,499	(644)
Total other revenues	141,272	(346,049)	487,321
BENEFITS, LOSSES AND EXPENSES
Other operating expenses	9,786	10,937	(1,151)
Total benefits, losses and expenses	9,786	10,937	(1,151)
Income (loss) before federal income taxes and other items	$131,486	$(356,986)	$488,472

Comparison of the three months ended March 31, 2021 to 2020

Earnings for our Corporate and Other segment increased primarily due to the following:
•An increase in net gains on equity securities due to an increase in the S&P 500 of 5.8% for the three months ended March 31, 2021 compared to a 20.0% decrease for the same period in 2020, which reflects the impact from the declaration of a pandemic in March of 2020
•Expense for credit losses decreased; the expense for credit losses in the previous year was due to economic disruptions caused by the COVID-19 pandemic

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

The following summarizes the carrying values of our invested assets by asset class (in thousands, except percentages):

	March 31, 2021		December 31, 2020
Fixed maturity, bond held-to-maturity, at amortized cost	$7,475,862	29.5%	$7,354,970	29.2%
Fixed maturity, bond available-for-sale, at fair value	7,397,792	29.2	7,597,180	30.1
Equity securities, at fair value	2,164,146	8.5	2,070,766	8.2
Mortgage loans on real estate, net of allowance	5,141,094	20.3	5,242,531	20.8
Policy loans	369,525	1.5	373,014	1.5
Real estate and real estate partnerships, net of accumulated depreciation	938,189	3.7	960,572	3.8
Investment funds	523,225	2.1	477,135	1.9
Short-term investments	1,212,342	4.8	1,028,379	4.1
Other invested assets	94,316	0.4	94,415	0.4
Total investments	$25,316,491	100.0%	$25,198,962	100.0%

The increase in our total investments at March 31, 2021 compared to year-end 2020 was primarily the result of an increase in short-term investments.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At March 31, 2021, our fixed maturity securities had an estimated fair value of $15.3 billion, which was $0.8 billion, or 5.4%, above amortized cost. At December 31, 2020, our fixed maturity securities had an estimated fair value of $15.6 billion, which was $1.2 billion, or 8.0%, above amortized cost. The estimated fair value for securities due in one year or less was $0.9 billion and $1.1 billion as of March 31, 2021 and December 31, 2020, respectively. For additional information regarding total bonds by credit quality rating. Refer to Note 4, Investments in Securities, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Equity Securities—We invest in the equity securities of companies traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Condensed Consolidated Financial Statements for the unrealized and realized gains and losses of equity securities.

Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.7% and 4.8% at March 31, 2021 and December 31, 2020, respectively. For additional information regarding mortgage loans refer to Note 5, Mortgage Loans, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of March 31, 2021, we had $369.5 million in policy loans with a loan to surrender value of 55%, and at December 31, 2020, we had $373.0 million in policy loans with a loan to surrender value of approximately 56%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

Real Estate and Real Estate Partnerships—We invest in commercial real estate where positive cash flows and/or appreciation in value is expected. Real estate may be owned directly by our insurance companies or non-insurance affiliates or indirectly in joint ventures with real estate developers or investors we determine share our perspective regarding risk and return relationships. The carrying value of real estate is stated at cost, less accumulated depreciation and impairments, if any. Depreciation is provided over the estimated useful lives of the properties. The carrying value of our real estate partnerships is determined by using the equity method of accounting.

Investment Funds—Our investment funds are primarily comprised of senior secured and second lien private loans that are secured by assets, revenues and credit/balance sheet lending. We recognize our share of the fund’s earnings in net investment income on a one-quarter lag under the equity method of accounting. Cash distributions are received from the earnings and from liquidation of underlying investments.

Short-Term Investments—Short-term investments are primarily commercial paper rated A2 or P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on our view of the desirability of investing in the available long-term investment opportunities and our liquidity needs, including mortgage investment-funding commitments.

Other Invested Assets—Other invested assets are comprised primarily of pooled loans to mid-sized businesses which are initiated and administered by third-party managers. These loans are carried at fair value. Other invested assets also include equity-indexed options, carried at fair value, net of collateral provided by counterparties; such collateral is restricted to the Company’s use. Additionally, other invested assets include FHLB capital stock, mineral rights, mezzanine loans and lease financing arrangements, all of which are carried at cost.

Net Investment Income and Net Realized Gains (Losses)

Net investment income increased $139.0 million during the three months ended March 31, 2021 compared to 2020 primarily due to higher gains on options from improvement in the S&P 500 Index.

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

Net realized investment gains increased $15.1 million during the three months ended March 31, 2021 compared to 2020 primarily attributable to an increase in sales of real estate partnership interests. Net realized investment gains (losses) are shown below (in thousands):

	Three months ended March 31,
	2021	2020
Bonds	$7,699	$5,478
Real estate	11,193	(1,307)
Other invested assets	347	(23)
Total	$19,239	$4,148

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net Unrealized Gains and Losses

The unrealized gains and losses of our fixed maturity securities investment portfolio are shown below (in thousands):

	March 31, 2021	December 31, 2020	Change
Held-to-Maturity
Gains	$474,188	$639,648	$(165,460)
Losses	(41,283)	(11,437)	(29,846)
Net gains	432,905	628,211	(195,306)
Available-for-Sale
Gains	406,386	548,996	(142,610)
Losses	(46,818)	(17,476)	(29,342)
Net gains	359,568	531,520	(171,952)
Total	$792,473	$1,159,731	$(367,258)

The net change in the unrealized gains on fixed maturity securities between March 31, 2021 and December 31, 2020 is primarily attributable to the increase in benchmark ten-year interest rates, which were 1.8% and 0.9% respectively. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

Liquidity

As a result of the holding company reorganization, ANICO became a wholly owned subsidiary of ANAT. ANAT's source of liquidity is solely derived from dividends received from ANICO.

We are monitoring our liquidity needs closely. In April 2020, the Company borrowed $500.0 million from the Federal Home Loan Bank of Dallas' COVID-19 Relief Advance Program. As of March 31, 2021, one advance totaling $250.0 million was outstanding and was repaid on its maturity date of April 28, 2021. The available liquidity immediately following the repayment was approximately $1.1 billion.

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

We are currently evaluating the renovation and modernization of our home office facilities. This could result in capital expenditures that could aggregate to approximately $100 million over a three year period beginning in 2021; however, current uncertainties relating to the COVID-19 pandemic could cause us to lower or delay anticipated spending on capital investment projects. There are no other unusually large capital expenditures expected in the next 12-24 months.

We have consistently paid dividends to our stockholders and expect to continue this tradition. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations, although uncertainties relating to the COVID-19 pandemic could still significantly impact one or more of these items.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Funds received as premium payments and deposits that are not used for liquidity requirements are generally invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. Our investment portfolio was significantly impacted by volatility associated with COVID-19 during 2020. We believe our portfolio of highly liquid bonds, available-for-sale investment securities, and equity securities, coupled with our ability to borrow funds through the FHLB, are sufficient to meet future liquidity needs as necessary.

As a result of the economic impact associated with COVID-19, American National originally granted 93 loan modifications during the second and third quarters of 2020 with a total balance of $1.6 billion in the form of forbearance of principal and interest payments for up to six months, extensions of maturity dates, and/or provisions for interest only payments. Modifications were primarily related to our loans to hotels, retail and parking operations. Due to the ongoing economic stress brought on by the pandemic, we made additional modifications in the first quarter of 2021 for 24 of these loans with a total balance of $633.6 million which extended the forbearance of principal and interest payments and interest only provisions but also included a requirement for the payment of at least 20% of the total interest due during the extended modification period. The modified loans had an aggregate deferred interest of $17.0 million as of March 31, 2021.

The Company holds collateral of $251.9 million at March 31, 2021 to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes.

Our cash and cash equivalents and short-term investment position increased from $1.4 billion at December 31, 2020 to $1.7 billion at March 31, 2021. The increase in cash is a result of reduced investment in long-term securities due to market uncertainty.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flows from operations.

Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	March 31, 2021	December 31, 2020
American National stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”), net of tax	$6,384,244	$6,236,100
Accumulated other comprehensive income	119,959	222,170
Total American National stockholders’ equity	$6,504,203	$6,458,270

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable generally have no recourse against us in the event of default by the joint ventures. Therefore, the liability we have for these notes payable is limited to our investment in the respective ventures, which totaled $2.9 million and $3.0 million at March 31, 2021 and December 31, 2020, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The changes in our capital resources are summarized below (in thousands):

	March 31, 2021			December 31, 2020
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income attributable to American National	$170,173	$—	$170,173	$467,505	$—	$467,505
Dividends to shareholders	(22,048)	—	(22,048)	(88,190)	—	(88,190)
Change in net unrealized gains on debt securities	—	(106,264)	(106,264)	—	134,315	134,315
Foreign currency transaction and translation adjustment	—	244	244	—	235	235
Defined benefit pension plan adjustment	—	3,809	3,809	—	(11,898)	(11,898)
Cumulative effect of accounting change (1)	—	—	—	(33,500)	—	(33,500)
Other	—	—	—	54	—	54
Total	$148,125	$(102,211)	$45,914	$345,869	$122,652	$468,521
(1) Result of adoption of ASU-2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At March 31, 2021 and December 31, 2020, ANICO’s statutory capital and surplus was $3.7 billion and $3.6 billion, respectively. ANICO and each of our other insurance subsidiaries had statutory capital and surplus at March 31, 2021 and December 31, 2020 above 200% of the authorized control level, except for ANPAC Louisiana Insurance Company ("ANPLA").

At March 31, 2021 and December 31, 2020, ANPLA's statutory capital and surplus was $63.5 million and $68.5 million, which resulted in an RBC level of 179% and 194% of the authorized control level, respectively. This decrease in RBC of ANPLA is primarily driven by an increase in homeowners catastrophe losses during 2021 and 2020, respectively. We are actively managing our homeowners exposure of ANPLA, will continue to monitor the surplus levels and will be addressing rate adequacy through future planned rate and underwriting actions.

The achievement of long-term growth will require growth in our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.

Contractual Obligations

Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2020. We expect to have the capacity to pay our obligations as they come due.

At March 31, 2021, the Company had a $250 million advance outstanding with Federal Home Loan Bank. On April 28, 2021, the advance was paid in full. It is expected the Company will have sufficient cash flow to meet its current lending commitments. For additional details see Note 16, Commitments and Contingencies, and Note 18, Subsequent Events, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from those disclosed in our 2020 Annual Report on form 10-K filed with the SEC on March 4, 2021, although the recent economic disruptions caused by the COVID-19 pandemic has added greater uncertainty to the credit risk and equity risk that we face.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2021. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required for Item 1 is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

There have been no material changes to the "Risk Factors" discussion in Item 1A of our 2020 Form 10-K filed with the SEC on March 4, 2021.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated February 11, 2020, among American National Insurance Company, a Texas insurance company ("ANICO"), American National Group, Inc., a Delaware corporation ("ANAT"), and AN MergerCo., Inc., a Texas corporation (incorporated by reference to Annex I to the Proxy Statement/Prospectus filed on March 25, 2020).

3.1	Amended and Restated Certificate of Incorporation of ANAT (incorporated by reference to Annex II of the Proxy Statement/Prospectus filed with the SEC on March 25, 2020).

3.2	Restated Articles of Incorporation, as amended, of ANICO (incorporated by reference to Exhibit No. 3.1 to the registrant's Registration Statement on Form 10-12B filed April 10, 2009).

3.3	Amended and Restated Bylaws of ANAT (incorporated by reference to Annex III of the Proxy Statement/Prospectus filed with the SEC on March 25, 2020)

3.4	Amended and Restated Bylaws of ANICO (incorporated by reference to Exhibit No. 3.2 to the registrant's Current Report on Form 8-K filed February 23, 2018).

10.1*	Form of Restricted Stock Unit Agreement for Directors (filed herewith).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ James E. Pozzi
Name:	James E. Pozzi
Title:	President and Chief Executive Officer

By:	/s/ Brody J. Merrill
Name:	Brody J. Merrill
Title:	Senior Vice President, Chief Financial Officer and Treasurer

Date: May 6, 2021