Form 10-Q
period 2021-06-30
American National Group Inc
filed 2021-08-09
CIK 1801075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 30, 2021, there were 26,887,200 shares of the registrant’s voting common stock, $0.01 par value per share, outstanding.

AMERICAN NATIONAL GROUP, INC.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(In thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost, net of allowance for credit losses of $17,202 in 2021 and $12,442 in 2020 (Fair value $7,998,049 in 2021 and $7,983,181 in 2020)	$7,473,697	$7,354,970
Fixed maturity, bonds available-for-sale, at fair value (Allowance for credit losses of $5,158 in 2021 and $7,482 in 2020) (Amortized cost $7,630,025 in 2021 and $7,073,142 in 2020)	8,068,795	7,597,180
Equity securities, at fair value (Cost $796,628 in 2021 and $754,625 in 2020)	2,340,508	2,070,766
Mortgage loans on real estate, net of allowance for credit losses of $108,958 in 2021 and $125,703 in 2020	5,028,933	5,242,531
Policy loans	365,855	373,014
Real estate and real estate partnerships, net of accumulated depreciation of $276,880 in 2021 and $269,626 in 2020	926,241	960,572
Investment funds	594,166	477,135
Short-term investments	917,581	1,028,379
Other invested assets	102,387	94,415
Total investments	25,818,163	25,198,962
Cash and cash equivalents	427,149	339,947
Accrued investment income	206,988	216,389
Reinsurance recoverables, net of allowance for credit losses of $14,890 in 2021 and $14,353 in 2020	403,150	414,359
Prepaid reinsurance premiums	42,203	42,804
Premiums due and other receivables	394,992	351,972
Deferred policy acquisition costs	1,429,623	1,360,211
Property and equipment, net of accumulated depreciation of $292,969 in 2021 and $281,738 in 2020	129,141	121,578
Current tax receivable	10,458	—
Prepaid pension	87,652	80,526
Other assets	156,942	155,600
Separate account assets	1,272,247	1,185,467
Total assets	$30,378,708	$29,467,815
LIABILITIES
Future policy benefits
Life	$3,171,348	$3,149,067
Annuity	1,621,342	1,617,774
Health	47,722	49,658
Policyholders’ account balances	13,372,474	12,812,155
Policy and contract claims	1,589,729	1,575,288
Unearned premium reserve	1,016,907	956,343
Other policyholder funds	363,060	358,601
Liability for retirement benefits	70,953	70,254
Notes payable	151,498	153,703
Deferred tax liabilities, net	528,779	478,347
Current tax payable	—	10,372
Federal Home Loan Bank advance	—	250,000
Other liabilities	403,611	335,219
Separate account liabilities	1,272,247	1,185,467
Total liabilities	23,609,670	23,002,248
EQUITY
American National Group, Inc. stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 26,887,200 shares issued and outstanding in 2021 and 2020	269	269
Additional paid-in capital	47,722	47,683
Accumulated other comprehensive income	171,851	222,170
Retained earnings	6,542,202	6,188,148
Total American National stockholders’ equity	6,762,044	6,458,270
Noncontrolling interest	6,994	7,297
Total stockholders' equity	6,769,038	6,465,567
Total liabilities and stockholders' equity	$30,378,708	$29,467,815
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
PREMIUMS AND OTHER REVENUES
Premiums
Life	$100,784	$91,670	$201,563	$181,186
Annuity	20,497	25,944	44,738	41,453
Health	34,485	42,945	72,713	86,031
Property and casualty	409,486	372,704	808,891	761,361
Other policy revenues	90,523	79,787	177,062	159,392
Net investment income	297,399	273,726	567,380	404,717
Net realized investment gains	10,602	3,939	29,841	8,087
Change in investment credit loss	25,079	(52,310)	19,593	(96,988)
Net gains (losses) on equity securities	170,804	298,825	266,744	(33,750)
Other income	11,035	10,336	20,787	21,469
Total premiums and other revenues	1,170,694	1,147,566	2,209,312	1,532,958
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	139,516	124,941	285,676	235,407
Annuity	42,723	44,983	87,440	79,785
Claims incurred
Health	26,190	26,726	50,441	61,611
Property and casualty	280,606	280,561	524,741	510,270
Interest credited to policyholders’ account balances	111,236	146,783	219,023	142,460
Commissions for acquiring and servicing policies	163,913	140,490	317,598	270,925
Other operating expenses	149,907	125,177	283,409	259,103
Change in deferred policy acquisition costs	(28,842)	(4,703)	(56,961)	(6,375)
Total benefits, losses and expenses	885,249	884,958	1,711,367	1,553,186
Income (loss) before federal income tax and other items	285,445	262,608	497,945	(20,228)
Less: Provision (benefit) for federal income taxes
Current	22,057	(13,714)	38,187	10,789
Deferred	36,272	65,911	63,313	(20,260)
Total provision (benefit) for federal income taxes	58,329	52,197	101,500	(9,471)
Income (loss) after federal income tax	227,116	210,411	396,445	(10,757)
Other components of net periodic pension benefit, net of tax	917	357	1,861	928
Net income (loss)	228,033	210,768	398,306	(9,829)
Less: Net income attributable to noncontrolling interest, net of tax	57	223	157	70
Net income (loss) attributable to American National	$227,976	$210,545	$398,149	$(9,899)
Amounts available to American National common stockholders
Earnings (losses) per share
Basic	$8.48	$7.83	$14.81	$(0.37)
Diluted	8.48	7.83	14.81	(0.37)
Weighted average common shares outstanding	26,877,200	26,878,684	26,877,200	26,880,183
Weighted average common shares outstanding and dilutive potential common shares	26,884,722	26,887,129	26,884,794	26,889,448
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$228,033	$210,768	$398,306	$(9,829)
Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	49,395	173,776	(56,869)	61,373
Foreign currency transaction and translation adjustments	175	339	419	(585)
Defined benefit pension plan adjustment	2,322	1,849	6,131	3,605
Total other comprehensive income (loss), net of tax	51,892	175,964	(50,319)	64,393
Total comprehensive income	279,925	386,732	347,987	54,564
Less: Comprehensive income attributable to noncontrolling interest	57	223	157	70
Total comprehensive income attributable to American National	$279,868	$386,509	$347,830	$54,494
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except per share data)

	Common Stock*	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at January 1, 2021	$269	$47,683	$222,170	$6,188,148	$7,297	$6,465,567
Amortization of restricted stock	—	19	—	—	—	19
Other comprehensive loss	—	—	(102,211)	—	—	(102,211)
Net income attributable to American National	—	—	—	170,173	—	170,173
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,048)	—	(22,048)
Contributions	—	—	—	—	259	259
Distributions	—	—	—	—	(380)	(380)
Net income attributable to noncontrolling interest	—	—	—	—	100	100
Balance at March 31, 2021	$269	$47,702	$119,959	$6,336,273	$7,276	$6,511,479
Amortization of restricted stock	—	20	—	—	—	20
Other comprehensive income	—	—	51,892	—	—	51,892
Net income attributable to American National	—	—	—	227,976	—	227,976
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,047)	—	(22,047)
Contributions	—	—	—	—	—	—
Distributions	—	—	—	—	(339)	(339)
Net income attributable to noncontrolling interest	—	—	—	—	57	57
Balance at June 30, 2021	$269	$47,722	$171,851	$6,542,202	$6,994	$6,769,038
*Refer to Note 1, Nature of Operations for more information on changes in Common Stock and Treasury Stock resulting from the Company's reorganization effective July 1, 2020.
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

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six months ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$398,306	$(9,829)
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(29,841)	(8,087)
Change in investment credit loss	(19,593)	96,988
Accretion of premiums, discounts and loan origination fees	7,540	3,851
Net capitalized interest on policy loans and mortgage loans	(17,129)	(14,125)
Depreciation	26,100	26,241
Fair value of option securities	(69,069)	40,938
Fair value of equity securities	(266,744)	33,750
Interest credited to policyholders’ account balances	219,023	142,460
Charges to policyholders’ account balances	(177,062)	(159,392)
Deferred federal income tax expense (benefit)	63,313	(20,260)
Income from equity method investments	(64,698)	(2,085)
Distributions from unconsolidated affiliates	54,345	31,413
Changes in:
Policyholder liabilities	158,941	114,562
Deferred policy acquisition costs	(56,961)	(6,375)
Reinsurance recoverables (payables)	11,209	(20,809)
Premiums due and other receivables	(43,020)	(51,632)
Prepaid reinsurance premiums	601	6,031
Accrued investment income	9,401	(10,412)
Current tax payable (receivable)	(20,830)	3,485
Liability for retirement benefits	1,334	(5,632)
Other, net	(46,966)	(74,733)
Net cash provided by operating activities	138,200	116,348
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Held-to-maturity securities	724,514	689,573
Available-for-sale securities	574,150	501,014
Equity securities	62,761	31,750
Real estate and real estate partnerships	11,119	2,395
Mortgage loans	507,993	164,654
Policy loans	28,440	25,956
Other invested assets	111,276	55,008
Disposals of property and equipment	65	16
Distributions from real estate and real estate partnerships	81,191	4,435
Distributions from investment funds	58,403	22,476
Payment for the purchase/origination of:
Held-to-maturity securities	(841,925)	(336,138)
Available-for-sale securities	(1,073,688)	(840,481)
Equity securities	(49,492)	(78,634)
Real estate and real estate partnerships	(5,289)	(7,040)
Mortgage loans	(266,055)	(326,726)
Policy loans	(9,289)	(12,813)
Other invested assets	(69,180)	(46,373)
Additions to property and equipment	(18,858)	(16,151)
Contributions to real estate and real estate partnerships	(58,482)	(43,415)
Contributions to investment funds	(166,918)	(100,423)
Change in short-term investments	110,798	(75,766)
Change in collateral held for derivatives	18,817	(70,424)
Other, net	(2,688)	(4,322)
Net cash used in investing activities	(272,337)	(461,429)

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Six months ended June 30,
	2021	2020
FINANCING ACTIVITIES
Policyholders’ account deposits	$1,158,341	$562,041
Policyholders’ account withdrawals	(639,983)	(655,809)
Proceeds from Federal Home Loan Bank borrowings	—	500,000
Repayment of Federal Home Loan Bank borrowings	(250,000)	—
Change in notes payable	(2,205)	(2,126)
Dividends to stockholders	(44,095)	(44,094)
Payments to noncontrolling interest	(719)	(685)
Net cash provided by financing activities	221,339	359,327
NET INCREASE IN CASH AND CASH EQUIVALENTS	87,202	14,246
Cash and cash equivalents at beginning of the period	339,947	452,001
Cash and cash equivalents at end of the period	$427,149	$466,247

Supplemental cash flow information:
Interest paid	$351	$132
Income taxes paid, net	55,244	3,800
See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

On July 1, 2020, American National Insurance Company, a Texas insurance company (“ANICO”), completed its previously announced holding company reorganization. As a result of such reorganization, ANICO became a wholly owned subsidiary of American National Group, Inc., a Delaware corporation (“ANAT”), and ANAT replaced ANICO as the publicly held company. Consequently, all filings with the Securities and Exchange Commission (“SEC”) from July 2, 2020 forward will be filed by ANAT under CIK No. 0001801075. Upon the effective date of the holding company reorganization, ANAT retired 3,945,249 shares of common stock that were held in treasury at ANICO prior to the reorganization. The amount of retired treasury stock in excess of par value was charged to retained earnings. Before and after the reorganization, the issuer had 50,000,000 authorized shares of common stock and 26,887,200 common shares outstanding. As a result of the reorganization, each share of ANICO common stock, par value $1.00 per share was automatically converted into one duly issued, fully paid and non-assessable share of ANAT common stock, par value $0.01 per share. As a result of the reorganization, the directors and officers of ANICO became directors and officers of ANAT. There is no change in the ultimate ownership of the organization and business operations will continue from our current office locations and companies. ANAT, through its consolidated subsidiaries (collectively “American National” or the “Company”) offers a broad portfolio of insurance products, including individual and group life insurance, annuities, health insurance, and property and casualty insurance. Business is conducted in all 50 states, the District of Columbia and Puerto Rico.

Note 2 – Summary of Significant Accounting Policies and Practices

The condensed consolidated financial statements and notes thereto have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) and are reported in U.S. currency. American National consolidates entities that are wholly-owned and those in which American National owns less than 100% but controls the voting rights, as well as variable interest entities in which American National is the primary beneficiary. Intercompany balances and transactions with consolidated entities have been eliminated. Investments in unconsolidated affiliates, which include real estate partnerships and investment funds, are accounted for using the equity method of accounting. Changes in prior period presentation were made to conform to the current period presentation.

During the first quarter of 2021, we reclassified the Company's earnings from equity method investments in the condensed consolidated statements of operations from "Equity in earnings (losses) of unconsolidated affiliates" to "Net investment income." For the three and six months ended June 30, 2020, $(13.6) million and $2.1 million were reclassified, with no impact to net income. We also reclassified the related asset balances in the condensed consolidated statements of financial position from "Investments in unconsolidated affiliates" to "Real estate and real estate partnerships" and "Investment funds," with no impact to total assets. Management believes these reclassifications result in increased transparency to the users of the financial statements as it relates to the Company's invested assets and the performance of these investments that are tied to the primary operations of the Company.

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

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	June 30, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	$12,356	$1	$(140)	$—	$12,217
U.S. states and political subdivisions	111,374	2,879	(1,362)	—	112,891
Foreign governments	14,436	263	(149)	—	14,550
Corporate debt securities	7,183,151	528,273	(10,968)	(14,952)	7,685,504
Residential mortgage-backed securities	62,494	4,049	(436)	(526)	65,581
Collateralized debt securities	107,088	2,181	(239)	(1,724)	107,306
Total bonds held-to-maturity	7,490,899	537,646	(13,294)	(17,202)	7,998,049
Fixed maturity, bonds available-for-sale
U.S. treasury and government	23,899	248	(18)	—	24,129
U.S. states and political subdivisions	1,033,691	61,658	(1,398)	(8)	1,093,943
Foreign governments	5,000	1,070	—	—	6,070
Corporate debt securities	6,397,487	391,587	(10,505)	(4,489)	6,774,080
Residential mortgage-backed securities	32,366	705	(57)	(205)	32,809
Collateralized debt securities	137,582	913	(275)	(456)	137,764
Total bonds available-for-sale	7,630,025	456,181	(12,253)	(5,158)	8,068,795
Total investments in fixed maturity	$15,120,924	$993,827	$(25,547)	$(22,360)	$16,066,844

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	$7,733	$11	$—	$—	$7,744
U.S. states and political subdivisions	109,445	4,101	(11)	—	113,535
Foreign governments	3,851	374	—	—	4,225
Corporate debt securities	6,992,095	623,233	(9,117)	(7,475)	7,598,736
Residential mortgage-backed securities	114,579	5,065	(1,464)	(452)	117,728
Collateralized debt securities	139,709	6,864	(845)	(4,515)	141,213
Total bonds held-to-maturity	7,367,412	639,648	(11,437)	(12,442)	7,983,181
Fixed maturity, bonds available-for-sale
U.S. treasury and government	28,766	418	(1)	—	29,183
U.S. states and political subdivisions	1,066,627	73,976	(145)	—	1,140,458
Foreign governments	14,995	1,393	—	—	16,388
Corporate debt securities	5,887,756	471,205	(17,207)	(7,275)	6,334,479
Residential mortgage-backed securities	20,544	964	(29)	(188)	21,291
Collateralized debt securities	54,454	1,040	(94)	(19)	55,381
Total bonds available-for-sale	7,073,142	548,996	(17,476)	(7,482)	7,597,180
Total investments in fixed maturity	$14,440,554	$1,188,644	$(28,913)	$(19,924)	$15,580,361

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	June 30, 2021
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$539,074	$547,151	$372,425	$375,685
Due after one year through five years	2,822,945	3,009,237	3,157,541	3,373,610
Due after five years through ten years	3,140,238	3,395,413	2,619,993	2,785,508
Due after ten years	988,642	1,046,248	1,480,066	1,533,992
Total	$7,490,899	$7,998,049	$7,630,025	$8,068,795

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been presented based on the year of final contractual maturity.

Proceeds from sales of bonds available-for-sale, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Proceeds from sales of fixed maturity, bonds available-for-sale	$13,523	$85,000	$25,173	$131,513
Gross realized gains	59	—	59	412
Gross realized losses	—	—	—	(4,072)

Gains and losses are determined using specific identification of the securities sold. There was no transfer of bonds from held-to-maturity to available-for-sale during the six months ended June 30, 2021 and 2020.

In accordance with various regulations, American National has bonds on deposit with regulating authorities with a carrying value of $47.3 million and $47.7 million at June 30, 2021 and December 31, 2020, respectively. In addition, American National has pledged bonds in connection with agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $89.0 million and $111.0 million at June 30, 2021 and December 31, 2020, respectively.

The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Six months ended June 30,
	2021	2020
Bonds available-for-sale: change in unrealized gains (losses)	$(87,592)	$106,055
Adjustments for
Deferred policy acquisition costs	12,451	(21,240)
Participating policyholders’ interest	3,484	(5,052)
Deferred federal income tax benefit (expense)	14,788	(18,390)
Change in net unrealized gains (losses) on debt securities, net of tax	$(56,869)	$61,373

The components of the change in net gains (losses) on equity securities are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Unrealized gains (losses) on equity securities	$172,373	$298,793	$269,139	$(34,808)
Net gains (losses) on equity securities sold	(1,569)	32	(2,395)	1,058
Net gains (losses) on equity securities	$170,804	$298,825	$266,744	$(33,750)

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of bonds available-for-sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below (in thousands, except number of issues):

	June 30, 2021
	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	5	$(18)	$11,713	—	$—	$—	5	$(18)	$11,713
U.S. states and political subdivisions	8	(1,398)	43,726	—	—	—	8	(1,398)	43,726
Corporate debt securities	115	(10,280)	637,686	9	(225)	37,955	124	(10,505)	675,641
Residential mortgage-backed securities	1	(55)	13,335	3	(2)	552	4	(57)	13,887
Collateralized debt securities	14	(275)	108,502	—	—	—	14	(275)	108,502
Total	143	$(12,026)	$814,962	12	$(227)	$38,507	155	$(12,253)	$853,469

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	1	$(1)	$2,868	—	$—	$—	1	$(1)	$2,868
U.S. states and political subdivisions	2	(145)	10,205	—	—	—	2	(145)	10,205
Corporate debt securities	43	(8,507)	270,249	8	(8,700)	13,270	51	(17,207)	283,519
Residential mortgage-backed securities	1	(21)	1,391	3	(8)	593	4	(29)	1,984
Collateralized debt securities	3	(93)	12,752	1	(1)	158	4	(94)	12,910
Total	50	$(8,767)	$297,465	12	$(8,709)	$14,021	62	$(17,476)	$311,486

A number of assumptions and estimates are inherent in evaluating whether an allowance for credit loss is necessary, which include the financial condition, near term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices. Based on this evaluation, unrealized losses on bonds available-for-sale where an allowance for credit loss was not recorded were concentrated in the Company's fixed maturity securities within the electronic equipment sector.

Equity securities by market sector distribution are shown below, based on fair value:

	June 30, 2021	December 31, 2020
Consumer goods	17.6%	19.3%
Energy and utilities	5.7	5.2
Finance	23.2	21.6
Healthcare	14.1	15.0
Industrials	7.6	7.4
Information technology	27.1	27.1
Other	4.7	4.4
Total	100.0%	100.0%

Note 4 – Investment in Securities – (Continued)

Allowance for Credit Losses

Held-to-Maturity Securities—Management measures expected credit losses on bonds held-to-maturity on a qualitative adjustment basis by major security type: corporate bonds, structured products, municipals, specialty products and treasuries. Accrued interest receivable on held-to-maturity debt securities are excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current market conditions and reasonable and supportable economic forecasts based upon a third-party valuation model.

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

No accrued interest receivables were written off as of June 30, 2021.

The rollforward of the allowance for credit losses for bonds held-to-maturity is shown below (in thousands):

	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Allowance for credit losses
Balance at January 1, 2021	$(7,475)	$(4,515)	$(452)	$(12,442)
Purchases	(228)	—	—	(228)
Disposition	125	—	—	125
Provision	(4,215)	(2,004)	(90)	(6,309)
Balance at March 31, 2021	$(11,793)	$(6,519)	$(542)	$(18,854)
Purchases	(974)	—	—	(974)
Disposition	104	551	—	655
Provision	(2,289)	4,244	16	1,971
Balance at June 30, 2021	$(14,952)	$(1,724)	$(526)	$(17,202)

	Foreign Governments	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Allowance for credit losses
Balance at January 1, 2020	$4	$(18,563)	$(2,968)	$(137)	$(21,664)
Purchases	—	(622)	(323)	—	(945)
Disposition	—	6,901	106	134	7,141
Provision	1	(6,117)	199	—	(5,917)
Balance at March 31, 2020	$5	$(18,401)	$(2,986)	$(3)	$(21,385)
Purchases	—	(116)	—	—	(116)
Disposition	—	200	—	—	200
Provision	(5)	(1,565)	454	3	(1,113)
Balance at June 30, 2020	$—	$(19,882)	$(2,532)	$—	$(22,414)

Note 4 – Investment in Securities – (Continued)

The rollforward of the allowance for credit losses for available-for-sale debt securities is shown below (in thousands):

	U.S. Treasury and Government	U.S. State and Political Subdivisions	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Allowance for credit losses
Balance at January 1, 2021	$—	$—	$(7,275)	$(19)	$(188)	$(7,482)
Allowance on securities that had an allowance recorded in a previous period	—	—	(733)	(488)	(10)	(1,231)
Allowance on securities where credit losses were not previously recorded	(3)	—	—	—	—	(3)
Balance at March 31, 2021	$(3)	$—	$(8,008)	$(507)	$(198)	$(8,716)
Increase in allowance related to purchases	—	—	(981)	(192)	—	(1,173)
Reduction in allowance related to disposition	—	—	4,039	182	—	4,221
Allowance on securities that had an allowance recorded in a previous period	3	—	1,181	87	(5)	1,266
Allowance on securities where credit losses were not previously recorded	—	(8)	(720)	(26)	(2)	(756)
Balance at June 30, 2021	$—	$(8)	$(4,489)	$(456)	$(205)	$(5,158)

	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Allowance for credit losses
Balance at January 1, 2020	$—	$—	$—	$—
Allowance on securities that had an allowance recorded in a previous period	(12,499)	(236)	(130)	(12,865)
Balance at March 31, 2020	$(12,499)	$(236)	$(130)	$(12,865)
Increase in allowance related to purchases	(73)	—	—	(73)
Reduction in allowance related to disposition	7	—	3	10
Allowance on securities that had an allowance recorded in a previous period	10,017	155	(83)	10,089
Allowance on securities where credit losses were not previously recorded	(1,276)	—	—	(1,276)
Balance at June 30, 2020	$(3,824)	$(81)	$(210)	$(4,115)

Note 4 – Investment in Securities – (Continued)

Credit Quality Indicators

The Company monitors the credit quality of bonds held-to-maturity through the use of credit ratings, which are updated on a monthly basis. The two traditional metrics for assessing interest rate risks are interest-coverage ratios and capitalization ratios, which can also be used in the assessment of credit risk. These risks are mitigated through the diversification of bond investments. Categories of diversification include credit ratings, geographic locations, maturities, and market sector.

The credit quality indicators for the amortized cost of bonds held-to-maturity are shown below (in thousands):

	June 30, 2021
	Amortized cost of bonds held-to-maturity by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. treasury and government	$—	$12,356	$—	$—	$—	$12,356
U.S. state and political subdivisions	16,846	55,316	9,772	22,932	6,508	111,374
Foreign governments	—	13,413	1,023	—	—	14,436
Corporate debt securities	31,342	406,543	3,297,317	3,349,258	98,691	7,183,151
Collateralized debt securities	—	—	68,675	33,445	4,968	107,088
Residential mortgage backed securities	—	61,083	—	—	1,411	62,494
Total	$48,188	$548,711	$3,376,787	$3,405,635	$111,578	$7,490,899

	December 31, 2020
	Amortized cost of bonds held-to-maturity by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. treasury and government	$—	$7,733	$—	$—	$—	$7,733
U.S. state and political subdivisions	25,831	43,964	34,893	—	4,757	109,445
Foreign governments	—	2,820	1,031	—	—	3,851
Corporate debt securities	1,956	262,830	2,976,571	3,647,496	103,242	6,992,095
Collateralized debt securities	—	—	107,795	31,914	—	139,709
Residential mortgage backed securities	—	112,995	—	—	1,584	114,579
Total	$27,787	$430,342	$3,120,290	$3,679,410	$109,583	$7,367,412

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

	June 30, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
East North Central	$726,988	14.4%	$783,614	14.9%
East South Central	133,339	2.6	146,052	2.8
Mountain	1,266,147	25.2	1,284,555	24.5
Pacific	802,704	16.0	806,426	15.4
South Atlantic	552,216	11.0	619,405	11.8
West South Central	1,214,926	24.2	1,313,848	25.1
Other	332,613	6.6	288,631	5.5
Total	$5,028,933	100.0%	$5,242,531	100.0%

As of June 30, 2021 and December 31, 2020, loans in foreclosure and loans foreclosed are as follows (in thousands, except number of loans):

	June 30, 2021		December 31, 2020
Foreclosure and foreclosed	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
In foreclosure	—	$—	1	$5,168
Filed for bankruptcy*	—	—	1	9,230
Total in foreclosure	—	$—	2	$14,398

Foreclosed	1	$5,168	2	$8,603
*Borrower filed for bankruptcy after foreclosure proceedings had begun.

The age analysis of past due loans is shown below (in thousands, except percentages):

	30-59 Days Past Due	60-89 Days Past Due	More Than 90 Days Past Due	Total	Current	Total
June 30, 2021						Amount	Percentage
Apartment	$—	$—	$—	$—	$529,136	$529,136	10.3%
Hotel	—	—	—	—	909,010	909,010	17.7
Industrial	—	2,785	—	2,785	852,210	854,995	16.6
Office	—	—	—	—	1,475,620	1,475,620	28.7
Parking	—	—	—	—	363,024	363,024	7.1
Retail	—	—	—	—	755,827	755,827	14.7
Storage	—	—	—	—	137,042	137,042	2.7
Other	—	—	—	—	113,237	113,237	2.2
Total	$—	$2,785	$—	$2,785	$5,135,106	$5,137,891	100.0%
Allowance for credit losses						(108,958)
Total, net of allowance						$5,028,933
December 31, 2020
Apartment	$—	$—	$—	$—	$557,159	$557,159	10.5%
Hotel	30,315	30,158	—	60,473	853,522	913,995	17.0
Industrial	14,930	—	5,168	20,098	836,105	856,203	15.9
Office	24,804	—	9,230	34,034	1,522,197	1,556,231	29.0
Parking	48,825	29,355	—	78,180	286,107	364,287	6.8
Retail	4,991	—	25,779	30,770	760,907	791,677	14.7
Storage	—	—	—	—	165,561	165,561	3.1
Other	—	—	—	—	163,121	163,121	3.0
Total	$123,865	$59,513	$40,177	$223,555	$5,144,679	$5,368,234	100.0%
Allowance for credit losses						(125,703)
Total, net of allowance						$5,242,531

Note 5 – Mortgage Loans – (Continued)

As a result of the economic impact associated with COVID-19, American National modified 93 loans with a total balance of $1.6 billion during the second and third quarters of 2020. These modifications were in the form of forbearance of principal and interest payments for up to six months, extensions of maturity dates, and/or provisions for interest only payments. The modifications were primarily related to our loans to hotels, retail and parking operations. Due to the ongoing economic stress brought on by the pandemic, additional modifications for 31 of these loans with a total balance of $708.6 million were made in the first and second quarters of 2021. These additional modifications extended the forbearance of principal and interest payments and interest only provisions with a requirement for the payment of at least 20% of the total interest due during the extended modification period. The modified loans had an aggregate deferred interest of $13.6 million as of June 30, 2021.

There were no unamortized purchase discounts as of June 30, 2021 and December 31, 2020. Total mortgage loans were net of unamortized origination fees of $23.6 million and $26.1 million at June 30, 2021 and December 31, 2020, respectively. No unearned income is included in these amounts.

Troubled Debt Restructurings

American National has granted concessions to certain mortgage loan borrowers. Concessions are generally one of, or a combination of, a delay in payment of principal or interest, a reduction of the contractual interest rate or an extension of the maturity date. Loans that have these concessions could be classified as troubled debt restructurings. The carrying value could change based on the expected recovery of the loan, which is evaluated quarterly. Loan modifications executed due to COVID-19 resulting in a total delay of more than six months were evaluated for troubled debt restructured status under current GAAP guidance.

Troubled debt restructuring mortgage loan information is as follows (in thousands, except number of loans):

	Six months ended June 30,
	2021			2020
	Number of Loans	Recorded Investment Pre- Modification	Recorded Investment Post- Modification	Number of Loans	Recorded Investment Pre- Modification	Recorded Investment Post- Modification
Office	2	$14,511	$14,511	—	$—	$—
Retail	3	32,703	32,703	3	22,161	22,161
Hotel	—	—	—	11	341,556	341,556
Parking	1	9,735	9,735	—	—	—
Storage	1	8,942	8,942	—	—	—
Other	—	—	—	2	5,776	5,776
Total	7	$65,891	$65,891	16	$369,493	$369,493

American National considers the amount, timing and extent of concessions in determining credit loss allowances for loan losses recorded in connection with a troubled debt restructuring.

There were seven loans determined to be a troubled debt restructuring for the six months ended June 30, 2021. There are no commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented. The increase in loans determined to be a troubled debt restructuring in the six months ended June 30, 2021 is primarily attributable to COVID-19 related loan modifications where the concessions granted were in excess of six-months in duration.

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

The rollforward of the allowance for credit losses for mortgage loans is shown below (in thousands):

Commercial Mortgage Loans
Balance at January 1, 2021	$(125,703)
Provision	(885)
Balance at March 31, 2021	$(126,588)
Provision	17,630
Balance at June 30, 2021	$(108,958)

Commercial Mortgage Loans
Balance at January 1, 2020	$(19,160)
Cumulative adjustment at January 1, 2020	(11,216)
Provision	(29,069)
Balance at March 31, 2020	$(59,445)
Provision	(52,035)
Balance at June 30, 2020	$(111,480)

The change in allowance for the six months ended June 30, 2021 was primarily driven by a favorable response of the hospitality and retail industries to re-opening of the economy and resulting increases in travel and brick-and-mortar shopping. This is partially offset by general uncertainty in the office sector.

The asset and allowance balances for credit losses for mortgage loans by property-type are shown below (in thousands):

	June 30, 2021		December 31, 2020
	Asset Balance	Allowance	Asset Balance	Allowance
Apartment	$529,136	$(2,902)	$557,159	$(8,845)
Hotel	909,010	(43,607)	913,995	(45,596)
Industrial	854,995	(3,066)	856,203	(2,516)
Office	1,475,620	(30,321)	1,556,231	(33,373)
Parking	363,024	(17,414)	364,287	(18,178)
Retail	755,827	(9,127)	791,677	(10,856)
Storage	137,042	(752)	165,561	(2,509)
Other	113,237	(1,769)	163,121	(3,830)
Total	$5,137,891	$(108,958)	$5,368,234	$(125,703)

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

	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Apartment	$—	$57,122	$227,547	$48,329	$158,631	$37,507	$529,136
Hotel	—	28,304	77,703	204,024	219,384	379,595	909,010
Industrial	59,798	268,757	162,251	113,468	38,639	212,082	854,995
Office	2,599	31,701	60,688	199,040	318,829	862,763	1,475,620
Parking	—	28,665	13,799	27,062	8,549	284,949	363,024
Retail	2,566	69,400	38,900	86,549	78,893	479,519	755,827
Storage	—	25,161	48,296	37,548	17,095	8,942	137,042
Other	457	—	21,651	45,941	1,650	43,538	113,237
Total	$65,420	$509,110	$650,835	$761,961	$841,670	$2,308,895	$5,137,891
Allowance for credit losses							(108,958)
Total, net of allowance							$5,028,933

Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. It is the Company's policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. At June 30, 2021, no commercial loans were past due over 90 days or in non-accrual status.

Off-Balance Sheet Credit Exposures

The Company has off-balance sheet credit exposures related to non-cancellable unfunded commitment amounts on commercial mortgage loans. We estimate the allowance for these exposures by applying the allowance rate we computed for each property type to the related outstanding commitment amounts. As of June 30, 2021, we have included a $6.5 million liability in other liabilities on the condensed consolidated statements of financial position based on unfunded loan commitments of $625.2 million.

Note 6 - Real Estate and Other Investments

The carrying amount of investment real estate, net of accumulated depreciation, and real estate partnerships by property-type and geographic distribution are as follows (in thousands, except percentages):

	June 30, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
Hotel	$59,310	6.4%	$67,857	7.1%
Industrial	133,032	14.4	132,757	13.8
Land	37,916	4.1	51,220	5.3
Office	293,263	31.7	299,500	31.2
Retail	274,469	29.6	268,588	28.0
Apartments	114,881	12.4	120,847	12.6
Other	13,370	1.4	19,803	2.0
Total	$926,241	100.0%	$960,572	100.0%

Note 6 – Real Estate and Other Investments – (Continued)

	June 30, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
East North Central	$97,321	10.5%	$81,310	8.5%
East South Central	62,398	6.7	65,302	6.8
Mountain	130,115	14.1	133,233	13.9
Pacific	114,249	12.3	127,421	13.3
South Atlantic	78,878	8.5	97,801	10.1
West South Central	432,707	46.7	434,722	45.3
Other	10,573	1.2	20,783	2.1
Total	$926,241	100.0%	$960,572	100.0%

As of June 30, 2021, no real estate investments met the criteria as held-for-sale.

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

The assets and liabilities relating to the VIEs included in the condensed consolidated financial statements are as follows (in thousands):

	June 30, 2021	December 31, 2020
Real estate and real estate partnerships	$129,415	$131,405
Short-term investments	500	500
Cash and cash equivalents	8,219	8,070
Premiums due and other receivables	2,773	3,484
Other assets	10,635	13,796
Total assets of consolidated VIEs	$151,542	$157,255
Notes payable	$151,498	$153,703
Other liabilities	5,260	8,490
Total liabilities of consolidated VIEs	$156,758	$162,193

The notes payable in the condensed consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $3.0 million at June 30, 2021 and December 31, 2020.

The total long-term notes payable of the consolidated VIEs consists of the following (in thousands):

Interest rate	Maturity	June 30, 2021	December 31, 2020
LIBOR	2021	$10,819	$10,819
4% fixed	2022	76,945	78,565
4.18% fixed	2024	63,734	64,319
Total		$151,498	$153,703

Note 6 – Real Estate and Other Investments – (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate and real estate partnerships	$338,766	$338,766	$368,588	$368,588
Mortgage loans on real estate	680,100	680,100	722,917	722,917
Accrued investment income	4,008	4,008	4,980	4,980

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

The Company’s total investment in investment funds and other partnerships, of which substantially all are limited liability companies ("LLCs") or limited partnerships, was comprised of $594.2 million and $477.1 million at June 30, 2021 and December 31, 2020, respectively.

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

Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Financial Position	June 30, 2021			December 31, 2020
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	447	$3,197,700	$260,053	455	$2,867,600	$242,201
Equity-indexed embedded derivative	Policyholders’ account balances	119,736	3,099,525	776,430	112,103	2,748,540	705,013

Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended June 30,		Six months ended June 30,
		2021	2020	2021	2020
Equity-indexed options	Net investment income	$40,242	$67,157	$69,069	$(40,938)
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(28,460)	(62,491)	(55,149)	27,090

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

Note 7 – Derivative Instruments – (Continued)

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		June 30, 2021
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts Used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$48,677	$30,693	$18,100	$48,793	$48,677	$116	$—
Credit Suisse	Baa1/BBB+	26,276	25,400	—	25,400	25,400	—	876
ING	Baa1/A-	16,825	6,430	10,300	16,730	16,730	—	95
Morgan Stanley	A1/BBB+	66,775	59,336	5,700	65,036	65,036	—	1,739
NATIXIS*	A1/A	27,343	27,370	—	27,370	27,343	27	—
Truist	A3/A-	36,037	25,170	11,000	36,170	36,037	133	—
Wells Fargo	A2/BBB+	38,120	28,060	9,900	37,960	37,944	16	176
Total		$260,053	$202,459	$55,000	$257,459	$257,167	$292	$2,886

		December 31, 2020
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts Used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$51,489	$31,513	$18,100	$49,613	$49,613	$—	$1,876
Credit Suisse	Baa1/BBB+	9,447	8,680	—	8,680	8,680	—	767
Goldman-Sachs	A3/BBB+	1,227	1,170	—	1,170	1,170	—	57
ING	Baa1/A-	20,606	10,450	10,300	20,750	20,606	144	—
Morgan Stanley	A2/BBB+	37,406	30,616	5,700	36,316	36,316	—	1,090
NATIXIS*	A1/A+	30,567	30,720	—	30,720	30,567	153	—
Truist	A3/A-	52,127	43,960	11,000	54,960	52,127	2,833	—
Wells Fargo	A2/BBB+	39,332	29,370	9,900	39,270	39,270	—	62
Total		$242,201	$186,479	$55,000	$241,479	$238,349	$3,130	$3,852
*Collateral is prohibited from being held in invested assets.

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income (loss) is shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Bonds	$129,616	$141,762	$260,113	$287,881
Equity securities	8,307	7,919	15,800	15,766
Mortgage loans	68,322	60,445	139,188	119,773
Real estate and real estate partnerships	25,444	2,782	28,929	15,269
Investment funds	17,632	(14,670)	38,988	(9,737)
Equity-indexed options	40,242	67,157	69,069	(40,938)
Other invested assets	7,836	8,331	15,293	16,703
Total	$297,399	$273,726	$567,380	$404,717

Net investment income from equity method investments, comprised of real estate partnerships and investment funds was $39.7 million and $(13.6) million for the three months ended June 30, 2021 and 2020 and $62.9 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively.

Net realized investment gains (losses) are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Bonds	$11,468	$3,952	$19,167	$9,430
Mortgage loans	(768)	—	(768)	—
Real estate and real estate partnerships	(101)	(7)	11,092	(1,314)
Other invested assets	3	(6)	350	(29)
Total	$10,602	$3,939	$29,841	$8,087

Net realized investment gains (losses) by transaction type are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Sales	$27	$—	$12,925	$(3,618)
Calls and maturities	11,316	4,025	18,576	13,145
Paydowns	93	(73)	532	(54)
Impairments	(768)	—	(2,033)	(1,276)
Other	(66)	(13)	(159)	(110)
Total	$10,602	$3,939	$29,841	$8,087

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity	$7,473,697	$7,998,049	$7,354,970	$7,983,181
Fixed maturity, bonds available-for-sale	8,068,795	8,068,795	7,597,180	7,597,180
Equity securities	2,340,508	2,340,508	2,070,766	2,070,766
Equity-indexed options, included in other invested assets	260,053	260,053	242,201	242,201
Mortgage loans on real estate, net of allowance	5,028,933	5,310,773	5,242,531	5,451,152
Policy loans	365,855	365,855	373,014	373,014
Short-term investments	917,581	917,581	1,028,379	1,028,379
Separate account assets ($1,241,265 and $1,153,702 included in fair value hierarchy)	1,272,247	1,272,247	1,185,467	1,185,467
Separately managed accounts, included in other invested assets	77,904	77,904	64,424	64,424
Total financial assets	$25,805,573	$26,611,765	$25,158,932	$25,995,764
Financial liabilities
Investment contracts	$10,553,927	$10,553,927	$10,101,764	$10,101,764
Embedded derivative liability for equity-indexed contracts	776,430	776,430	705,013	705,013
Notes payable	151,498	151,498	153,703	153,703
Federal Home Loan Bank advance	—	—	250,000	250,227
Separate account liabilities ($1,241,265 and $1,153,702 included in fair value hierarchy)	1,272,247	1,272,247	1,185,467	1,185,467
Total financial liabilities	$12,754,102	$12,754,102	$12,395,947	$12,396,174

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

No gains or losses were recognized on assets transferred to separate accounts for the six months ended June 30, 2021 and 2020, respectively.

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
•Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At June 30, 2021 and December 31, 2020, the one year implied volatility used to estimate embedded derivative value was 17.5% and 17.6%, respectively.

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	June 30, 2021	December 31, 2020	Unobservable Input	June 30, 2021	December 31, 2020
Security type
Embedded derivative
Indexed Annuities	$737.7	$670.8	Lapse Rate	1-50%	1-50%
			Mortality Multiplier	100%	100%
			Equity Volatility	14-62%	16-69%
Indexed Life	38.7	34.2	Equity Volatility	14-62%	16-69%

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Assets and Liabilities Carried at Fair Value by Hierarchy Level at June 30, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$24,129	$24,129	$—	$—
U.S. states and political subdivisions	1,093,943	—	1,093,943	—
Foreign governments	6,070	—	6,070	—
Corporate debt securities	6,774,080	—	6,640,882	133,198
Residential mortgage-backed securities	32,809	—	32,809	—
Collateralized debt securities	137,764	—	137,764	—
Total bonds available-for-sale	8,068,795	24,129	7,911,468	133,198
Equity securities
Common stock	2,325,845	2,322,722	—	3,123
Preferred stock	14,663	13,194	—	1,469
Total equity securities	2,340,508	2,335,916	—	4,592
Options	260,053	—	—	260,053
Short-term investments	917,581	—	917,581	—
Separate account assets	1,241,265	351,352	889,913	—
Separately managed accounts	77,904	—	—	77,904
Total financial assets	$12,906,106	$2,711,397	$9,718,962	$475,747
Financial liabilities
Embedded derivative for equity-indexed contracts	$776,430	$—	$—	$776,430
Notes payable	151,498	—	—	151,498
Separate account liabilities	1,241,265	351,352	889,913	—
Total financial liabilities	$2,169,193	$351,352	$889,913	$927,928

	Assets and Liabilities Carried at Fair Value by Hierarchy Level at December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$29,183	$—	$29,183	$—
U.S. states and political subdivisions	1,140,458	—	1,140,458	—
Foreign governments	16,388	—	16,388	—
Corporate debt securities	6,334,479	—	6,224,042	110,437
Residential mortgage-backed securities	21,291	—	21,291	—
Collateralized debt securities	55,381	—	55,381	—
Total bonds available-for-sale	7,597,180	—	7,486,743	110,437
Equity securities
Common stock	2,055,229	2,054,789	—	440
Preferred stock	15,537	14,909	—	628
Total equity securities	2,070,766	2,069,698	—	1,068
Options	242,201	—	—	242,201
Short-term investments	1,028,379	—	1,028,379	—
Separate account assets	1,153,702	309,425	844,277	—
Separately managed accounts	64,424	—	—	64,424
Total financial assets	$12,156,652	$2,379,123	$9,359,399	$418,130
Financial liabilities
Embedded derivative for equity-indexed contracts	$705,013	$—	$—	$705,013
Notes payable	153,703	—	—	153,703
Separate account liabilities	1,153,702	309,425	844,277	—
Total financial liabilities	$2,012,418	$309,425	$844,277	$858,716

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended June 30, 2021				Six months ended June 30, 2021
	Assets			Liability	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Beginning balance	$128,486	$253,363	$66,981	$740,514	$111,505	$242,201	$64,424	$705,013
Net gain for derivatives included in net investment income	—	40,242	—	—	—	69,069	—	—
Net change included in interest credited	—	—	—	28,460	—	—	—	55,149
Net fair value change included in other comprehensive income	703	—	28	—	1,881	—	622	—
Purchases, sales and settlements or maturities
Purchases	18,727	26,283	12,639	—	46,180	46,430	22,711	—
Sales	(11,605)	—	(1,744)	—	(23,255)	—	(9,853)	—
Settlements or maturities	—	(59,835)	—	—	—	(97,647)	—	—
Premiums less benefits	—	—	—	7,456	—	—	—	16,268
Gross transfers into Level 3	1,479	—	—	—	1,479	—	—	—
Ending balance at June 30, 2021	$137,790	$260,053	$77,904	$776,430	$137,790	$260,053	$77,904	$776,430

	Level 3
	Three months ended June 30, 2020				Six months ended June 30, 2020
	Assets			Liability	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Beginning balance	$53,853	$125,988	$50,489	$630,952	$45,307	$256,005	$50,503	$731,552
Net gain (loss) for derivatives included in net investment income	—	67,157	—	—	—	(40,938)	—	—
Net change included in interest credited	—	—	—	62,491	—	—	—	(27,090)
Net fair value change included in other comprehensive income	—	—	(4,046)	—	—	—	(4,060)	—
Purchases, sales and settlements or maturities
Purchases	86,467	24,273	9,042	—	109,169	38,438	9,042	—
Sales	(36,642)	—	(3,948)	—	(50,798)	—	(3,948)	—
Settlements or maturities	—	(25,932)	—	—	—	(62,019)	—	—
Premiums less benefits	—	—	—	(17,473)	—	—	—	(28,492)
Ending balance at June 30, 2020	$103,678	$191,486	$51,537	$675,970	$103,678	$191,486	$51,537	$675,970

Within the net gain for derivatives included in net investment income were unrealized gains of $12.3 million and $59.9 million, relating to assets still held at June 30, 2021 and 2020, respectively.

There were no transfers between Level 1 and Level 2 fair value hierarchies during the periods presented. American National’s valuation of financial instruments categorized as Level 3 in the fair value hierarchy are based on valuation techniques that use significant inputs that are unobservable or had a decline in market activity that obscured observability. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources. The transfers into Level 3 during the three months ended June 30, 2021 were the result of securities not being priced by the third-party service at the end of the period.

Equity Index Options—Certain over the counter equity options are valued using models that are widely accepted in the financial services industry. These are categorized as Level 3 as a result of the significance of non-market observable inputs such as volatility and forward price/dividend assumptions. Other primary inputs include interest rate assumptions (risk-free rate assumptions), and underlying equity quoted index prices for identical or similar assets in markets that exhibit less liquidity relative to those markets.

Note 9 – Fair Value of Financial Instruments – (Continued)

The following summarizes the fair value (in thousands), valuation techniques and unobservable inputs of the Level 3 fair value measurements:

	Fair Value at June 30, 2021	Valuation Technique	Unobservable Input	Range/Weighted Average
Security type
Investment securities
Common stock	$3,123	Guideline public company method (1)	Recurring Revenue Multiple(2) LTM EBITDA Multiple(3)	7.6 x 19.3x
Preferred stock	1,469	Guideline public company method	LTM Revenue Multiple LTM EBITDA Multiple Term (Years) Volatility	6.00x 5.00x 2.33 50.00%
Bonds	133,198	Priced at Cost	Coupon Rate	2.70% - 8.00%
Separately managed accounts	77,904	Discounted cash flows (yield analysis) Market transaction	Discount rate N/A	6.59% - 101.95% N/A

	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	Range/Weighted Average
Security type
Investment securities
Common stock	$440	Option pricing method Market transaction	Term (Years) Volatility N/A	2.83 45.00% N/A
Preferred stock	628	Option pricing method Market transaction	Term (Years) Volatility N/A	2.83 45.00% N/A
Bonds	110,437	Priced at Cost	Coupon Rate	2.72% - 8.00%
Separately managed accounts	64,424	Discounted cash flows (yield analysis) Market transaction	Discount rate N/A	7.25% - 14.71% N/A
(1)Guideline public company method uses price multiples from data on comparable public companies. Multiples are then adjusted to account for differences between what is being valued and comparable firms.
(2)Recurring revenue multiple for the most relevant period of time, measures the value of the equity or a business relative to the revenues it generates.
(3)LTM EBITDA multiple valuation metric shows earnings before interest, taxes, depreciation and amortization adjustments for the past 12 month period.

Investment Securities—These bonds use cost as the best estimate of fair value. They are valued at cost because the value would not change unless there is a fundamental deterioration in the portfolio. There is no observable market valuation price or third-party sources that provide market values for these securities since they are not publicly traded. The common and preferred stock are valued at market transaction, option pricing method, or guideline public company method based on the best available information.

Separately Managed Accounts—The separately managed account manager uses the mid-point of a range from a third-party to price these securities. Discounted cash flows (yield analysis) and market transactions approach are used in the valuation. They use discount rate which is considered an unobservable input.

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

Mortgage Loans—The fair value of mortgage loans is estimated using discounted cash flow analyses on a loan by loan basis by applying a discount rate to expected cash flows from future installment and balloon payments. The discount rate takes into account general market trends and specific credit risk trends for the individual loan. Factors used to arrive at the discount rate include inputs from spreads based on U.S. Treasury notes and the loan’s credit quality, region, property-type, lien priority, payment type and current status.

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

Federal Home Loan Bank Advance—The Federal Home Loan Bank advance was carried at outstanding principal balance. The fair value of the advance was obtained from the Federal Home Loan Bank of Dallas.

Note 9 – Fair Value of Financial Instruments – (Continued)

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below (in thousands):

	June 30, 2021
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. Treasury and government	Level 1	$12,356	$12,217
U.S. states and political subdivisions	Level 2	111,374	112,891
Foreign governments	Level 2	14,436	14,550
Corporate debt securities	Level 2	7,168,199	7,685,504
Residential mortgage-backed securities	Level 2	61,969	65,581
Collateralized debt securities	Level 2	105,363	107,306
Total fixed maturity, bonds held-to-maturity		7,473,697	7,998,049
Mortgage loans on real estate, net of allowance	Level 3	5,028,933	5,310,773
Policy loans	Level 3	365,855	365,855
Total financial assets		$12,868,485	$13,674,677
Financial liabilities
Investment contracts	Level 3	$10,553,927	$10,553,927
Notes payable	Level 3	151,498	151,498
Total financial liabilities		$10,705,425	$10,705,425

	December 31, 2020
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	Level 2	$7,732	$7,744
U.S. states and political subdivisions	Level 2	109,445	113,535
Foreign governments	Level 2	3,851	4,225
Corporate debt securities	Level 2	6,981,597	7,595,712
Corporate debt securities	Level 3	3,024	3,024
Residential mortgage-backed securities	Level 2	114,127	117,728
Collateralized debt securities	Level 2	135,194	141,213
Total fixed maturity, bonds held-to-maturity		7,354,970	7,983,181
Mortgage loans on real estate, net of allowance	Level 3	5,242,531	5,451,152
Policy loans	Level 3	373,014	373,014
Total financial assets		$12,970,515	$13,807,347
Financial liabilities
Investment contracts	Level 3	$10,101,764	$10,101,764
Notes payable	Level 3	153,703	153,703
Federal Home Loan Bank advance	Level 2	250,000	250,227
Total financial liabilities		$10,505,467	$10,505,694

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs (“DAC”) are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Beginning balance at January 1, 2021	$896,208	$309,056	$32,885	$122,062	$1,360,211
Additions	80,648	53,911	5,884	178,089	318,532
Amortization	(52,720)	(31,191)	(8,269)	(169,391)	(261,571)
Effect of change in unrealized gains on available-for-sale debt securities	5,744	6,707	—	—	12,451
Net change	33,672	29,427	(2,385)	8,698	69,412
Ending balance at June 30, 2021	$929,880	$338,483	$30,500	$130,760	$1,429,623

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Six months ended June 30,
	2021	2020
Unpaid claims balance, beginning	$1,354,213	$1,322,837
Less: Reinsurance recoverables	243,084	246,447
Net beginning balance	1,111,129	1,076,390
Incurred related to
Current	617,901	601,691
Prior years	(46,711)	(33,256)
Total incurred claims	571,190	568,435
Paid claims related to
Current	283,893	268,203
Prior years	258,535	267,282
Total paid claims	542,428	535,485
Net balance	1,139,891	1,109,340
Plus: Reinsurance recoverables	241,223	250,378
Unpaid claims balance, ending	$1,381,114	$1,359,718

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $46.7 million during the first six months of 2021 and decreased by $33.3 million during the same period in 2020. The favorable development in 2021 was a reflection of lower-than-anticipated settlement of losses arising from commercial automobile, agribusiness, private passenger automobile, guaranteed asset protection waiver, credit property and collateral protection insurance lines of business. The favorable development in 2020 was a reflection of lower-than-anticipated settlement of losses in the private passenger automobile, agribusiness, and workers compensation.

For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at June 30, 2021 and December 31, 2020 was $18.2 million and $20.5 million, respectively.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended June 30,				Six months ended June 30,
	2021		2020		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Total expected income tax expense (benefit) at the statutory rate	$59,943	21.0%	$55,148	21.0%	$104,568	21.0%	$(4,248)	21.0%
Tax-exempt investment income	(1,111)	(0.4)	(1,061)	(0.4)	(2,283)	(0.5)	(2,088)	10.3
Dividend exclusion	(779)	(0.3)	(1,443)	(0.5)	(1,592)	(0.3)	(2,305)	11.4
Tax credits, net	(1,347)	(0.5)	(1,534)	(0.6)	(2,965)	(0.6)	(3,929)	19.4
Low income housing tax credit expense	1,375	0.5	982	0.4	2,888	0.6	2,756	(13.6)
Change in valuation allowance	4	—	12	—	33	—	124	(0.6)
Other items, net	244	0.1	93	—	851	0.2	219	(1.1)
Total	$58,329	20.4%	$52,197	19.9%	$101,500	20.4%	$(9,471)	46.8%

As of June 30, 2021, American National had no material net operating loss or tax credit carryforwards.

American National’s federal income tax returns for tax years 2016 to 2019 are subject to examination by the Internal Revenue Service. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.

As of June 30, 2021, American National had no provision for uncertain tax positions and no provision for penalties or interest. In addition, management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would impact American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2021	$292,166	$(67,130)	$(2,866)	$222,170
Amounts reclassified from AOCI (net of tax benefit $2,724 and expense $1,630)	(10,249)	6,131	—	(4,118)
Unrealized holding losses arising during the period (net of tax benefit $15,739)	(59,208)	—	—	(59,208)
Unrealized adjustment to DAC (net of tax expense $2,615)	9,836	—	—	9,836
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $732)	2,752	—	—	2,752
Foreign currency adjustment (net of tax expense $111)	—	—	419	419
Ending balance at June 30, 2021	$235,297	$(60,999)	$(2,447)	$171,851

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2020	$157,851	$(55,232)	$(3,101)	$99,518
Amounts reclassified from AOCI (net of tax benefit $448 and expense $959)	(1,687)	3,605	—	1,918
Unrealized holding gains arising during the period (net of tax expense $22,284)	83,831	—	—	83,831
Unrealized adjustment to DAC (net of tax benefit $4,460)	(16,780)	—	—	(16,780)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $1,061)	(3,991)	—	—	(3,991)
Foreign currency adjustment (net of tax benefit $156)	—	—	(585)	(585)
Ending balance at June 30, 2020	$219,224	$(51,627)	$(3,686)	$163,911

Note 14 – Stockholders’ Equity and Noncontrolling Interests

ANAT has one class of common stock with a par value $0.01 per share and 50,000,000 authorized shares. The number of shares outstanding at the dates indicated are shown below:

	June 30, 2021	December 31, 2020
Common stock
Shares issued	26,887,200	26,887,200
Restricted shares	(10,000)	(10,000)
Unrestricted outstanding shares	26,877,200	26,877,200

Stock-based Compensation

American National has made grants of Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, and Restricted Stock Units (“RSU”), pursuant to a stock-based compensation plan. The term for granting additional awards under such plan expired in 2019. Pursuant to the plan, grants were made to certain officers meeting established performance objectives, and grants were made to directors as compensation and to align their interests with those of other shareholders. In addition, American National has made grants to directors and advisory directors of RSUs that are cash-settled only, with no provision for conversion to stock. 10,197 of such cash-settled RSUs were granted during the second quarter of 2021 and remain outstanding at June 30, 2021 as shown in the table below.

RS and RSU information for the periods indicated are shown below:

	RS Shares		RSUs
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	10,000	$80.05	8,250	$75.35
Granted	—	—	10,197	113.35
Exercised	—	—	(8,250)	75.35
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at June 30, 2021	10,000	$80.05	10,197	$113.35

	SAR	RS Shares	RSUs
Weighted-average contractual remaining life (in years)	0.00	1.67	0.84
Exercisable shares	—	N/A	N/A
Weighted-average exercise price	$—	$80.05	$113.35
Weighted-average exercise price exercisable shares	—	N/A	N/A
Compensation expense (credit)
Three months ended June 30, 2021	$—	$20,000	$1,131,000
Three months ended June 30, 2020	—	20,000	(14,000)
Six months ended June 30, 2021	$—	$40,000	$1,351,000
Six months ended June 30, 2020	(1,000)	40,000	(184,000)
Fair value of liability award
June 30, 2021	$—	N/A	$1,500,000
December 31, 2020	—	N/A	793,000

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

RSU awards to our directors and advisory directors are settled in cash based upon the market price of our common stock after one-year or earlier upon death, disability or retirement from service after age 65. During the twelve months ended December 31, 2020, 8,250 RSUs were granted and vested on May 1, 2021 and were settled in cash. A new grant of 10,197 RSUs was awarded to directors and advisory directors on May 1, 2021 with one-year cliff vesting which will be settled in cash.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

Earnings per Share

Basic earnings per share were calculated using a weighted average number of shares outstanding. Diluted earnings per share include RS awards. RSUs may only be settled in cash.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Weighted average shares outstanding	26,877,200	26,878,684	26,877,200	26,880,183
Incremental shares from RS awards and RSUs	7,522	8,445	7,594	9,265
Total shares for diluted calculations	26,884,722	26,887,129	26,884,794	26,889,448
Net income (loss) attributable to American National (in thousands)	$227,976	$210,545	$398,149	$(9,899)
Basic earnings (losses) per share	$8.48	$7.83	$14.81	$(0.37)
Diluted earnings (losses) per share	$8.48	$7.83	$14.81	$(0.37)

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National's insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 200% of the company action level RBC are required to take certain actions. At June 30, 2021 and December 31, 2020, ANICO's statutory capital and surplus was $3.8 billion and $3.6 billion, respectively, which resulted in an RBC level above 200% of the company action level. All of our other insurance subsidiaries had statutory capital and surplus at June 30, 2021 and December 31, 2020, above 200% of the company action level, except for ANPAC Louisiana Insurance Company ("ANPLA"). At June 30, 2021 and December 31, 2020, ANPLA's statutory capital and surplus was $63.4 million and $68.5 million respectively, which resulted in an RBC level of 179% and 194% of the company action level. This decrease in RBC of ANPLA is primarily driven by an increase in homeowners catastrophe losses impacting the operating results in 2021 and 2020. We are actively managing our homeowners exposure of ANPLA, will continue to monitor the surplus levels and will be addressing rate adequacy through future planned underwriting and rate actions.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both ANICO and American National Lloyds Insurance Company by $61.2 million and $75.3 million at June 30, 2021 and December 31, 2020, respectively. The statutory capital and surplus of both ANICO and American National Lloyds Insurance Company would have remained above the Company action level RBC had it not used the permitted practice.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

The statutory capital and surplus and net income (loss) of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	June 30, 2021	December 31, 2020
Statutory capital and surplus
Life insurance entities	$2,283,191	$2,188,808
Property and casualty insurance entities	1,559,578	1,463,179

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Statutory net income (loss)
Life insurance entities	$(18,958)	$(28,301)	$(51,174)	$26,674
Property and casualty insurance entities	17,879	(12,975)	57,151	35,278

Dividends

Dividends are paid on a quarterly basis. We paid a quarterly dividend of $0.82 per share for each quarter during the six months ended June 30, 2021 and June 30, 2020, and we expect to continue to pay regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions.

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

Noncontrolling Interest

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. ANICO has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the condensed consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6.8 million at June 30, 2021 and December 31, 2020.

American National Group, Inc. and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s condensed consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as a noncontrolling interest of $0.2 million and a noncontrolling deficit of $0.9 million at June 30, 2021 and December 31, 2020, respectively.

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

The results of operations measured as the income (loss) before federal income tax and other items by operating segments are summarized below (in thousands):

	Three months ended June 30, 2021
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$100,784	$20,497	$34,485	$409,486	$—	$565,252
Other policy revenues	83,527	6,996	—	—	—	90,523
Net investment income	72,225	163,356	2,004	15,725	44,089	297,399
Net realized investment gains	—	—	—	—	10,602	10,602
Change in investment credit loss	—	—	—	—	25,079	25,079
Net gains on equity securities	—	—	—	—	170,804	170,804
Other income	422	932	5,893	2,786	1,002	11,035
Total premiums and other revenues	256,958	191,781	42,382	427,997	251,576	1,170,694
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	139,516	42,723	—	—	—	182,239
Claims incurred	—	—	26,190	280,606	—	306,796
Interest credited to policyholders’ account balances	23,326	87,910	—	—	—	111,236
Commissions for acquiring and servicing policies	46,397	29,926	6,565	81,025	—	163,913
Other operating expenses	49,226	12,884	9,867	50,676	27,254	149,907
Change in deferred policy acquisition costs	(13,459)	(11,649)	1,531	(5,265)	—	(28,842)
Total benefits, losses and expenses	245,006	161,794	44,153	407,042	27,254	885,249
Income (loss) before federal income tax and other items	$11,952	$29,987	$(1,771)	$20,955	$224,322	$285,445

	Three months ended June 30, 2020
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$91,670	$25,944	$42,945	$372,704	$—	$533,263
Other policy revenues	76,226	3,561	—	—	—	79,787
Net investment income (loss)	73,645	189,842	2,214	16,037	(8,012)	273,726
Net realized investment gains	—	—	—	—	3,939	3,939
Change in investment credit loss	—	—	—	—	(52,310)	(52,310)
Net gains on equity securities	—	—	—	—	298,825	298,825
Other income	440	795	5,503	2,844	754	10,336
Total premiums and other revenues	241,981	220,142	50,662	391,585	243,196	1,147,566
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	124,941	44,983	—	—	—	169,924
Claims incurred	—	—	26,726	280,561	—	307,287
Interest credited to policyholders’ account balances	25,201	121,582	—	—	—	146,783
Commissions for acquiring and servicing policies	41,287	11,657	7,160	80,386	—	140,490
Other operating expenses	44,505	11,746	9,476	50,080	9,370	125,177
Change in deferred policy acquisition costs	(11,535)	12,306	(17)	(5,457)	—	(4,703)
Total benefits, losses and expenses	224,399	202,274	43,345	405,570	9,370	884,958
Income (loss) before federal income tax and other items	$17,582	$17,868	$7,317	$(13,985)	$233,826	$262,608

Note 15 – Segment Information – (Continued)

	Six months ended June 30, 2021
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$201,563	$44,738	$72,713	$808,891	$—	$1,127,905
Other policy revenues	165,035	12,027	—	—	—	177,062
Net investment income	140,022	317,220	4,087	31,238	74,813	567,380
Net realized investment gains	—	—	—	—	29,841	29,841
Change in investment credit loss	—	—	—	—	19,593	19,593
Net gains on equity securities	—	—	—	—	266,744	266,744
Other income	880	1,788	9,987	6,275	1,857	20,787
Total premiums and other revenues	507,500	375,773	86,787	846,404	392,848	2,209,312
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	285,676	87,440	—	—	—	373,116
Claims incurred	—	—	50,441	524,741	—	575,182
Interest credited to policyholders’ account balances	43,096	175,927	—	—	—	219,023
Commissions for acquiring and servicing policies	91,817	52,968	12,551	160,262	—	317,598
Other operating expenses	96,267	25,065	20,475	104,562	37,040	283,409
Change in deferred policy acquisition costs	(27,928)	(22,720)	2,385	(8,698)	—	(56,961)
Total benefits, losses and expenses	488,928	318,680	85,852	780,867	37,040	1,711,367
Income before federal income tax and other items	$18,572	$57,093	$935	$65,537	$355,808	$497,945

	Six months ended June 30, 2020
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$181,186	$41,453	$86,031	$761,361	$—	$1,070,031
Other policy revenues	151,766	7,626	—	—	—	159,392
Net investment income	119,220	231,383	4,447	32,122	17,545	404,717
Net realized investment gains	—	—	—	—	8,087	8,087
Change in investment credit loss	—	—	—	—	(96,988)	(96,988)
Net losses on equity securities	—	—	—	—	(33,750)	(33,750)
Other income	1,176	1,433	10,030	6,577	2,253	21,469
Total premiums and other revenues	453,348	281,895	100,508	800,060	(102,853)	1,532,958
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	235,407	79,785	—	—	—	315,192
Claims incurred	—	—	61,611	510,270	—	571,881
Interest credited to policyholders’ account balances	23,298	119,162	—	—	—	142,460
Commissions for acquiring and servicing policies	80,754	21,905	15,184	153,082	—	270,925
Other operating expenses	91,985	23,622	20,105	103,084	20,307	259,103
Change in deferred policy acquisition costs	(19,373)	19,592	(40)	(6,554)	—	(6,375)
Total benefits, losses and expenses	412,071	264,066	96,860	759,882	20,307	1,553,186
Income (loss) before federal income tax and other items	$41,277	$17,829	$3,648	$40,178	$(123,160)	$(20,228)

Note 16 – Commitments and Contingencies

Commitments

American National and its subsidiaries lease insurance sales office space, technological equipment, and automobiles. The remaining long-term lease commitments at June 30, 2021 were approximately $7.5 million.

American National had aggregate commitments at June 30, 2021 to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $1.6 billion of which $682.7 million is expected to be funded in 2021 with the remainder funded in 2022 and beyond.

American National had outstanding letters of credit in the amount of $3.5 million as of June 30, 2021 and December 31, 2020.

Federal Home Loan Bank (FHLB) Agreements

In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas to augment its liquidity resources. The Company initially purchased $7.0 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s condensed consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of June 30, 2021, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $50.0 million and commercial mortgage loans of approximately $1.5 billion were on deposit with the FHLB as collateral for borrowing. As of June 30, 2021, the collateral provided borrowing capacity of approximately $1.1 billion. The deposited securities and commercial mortgage loans are included in the Company’s condensed consolidated statements of financial position within fixed maturity securities and mortgage loans on real estate, net of allowance, respectively.

Guarantees

ANICO has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by ANICO. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, ANICO would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of June 30, 2021, was approximately $121.4 million, while the total cash value of the related life insurance policies was approximately $141.2 million.

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the condensed consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions
	Financial Statement Line Impacted	Three months ended June 30,		Six months ended June 30,		Amount due from American National
Related Party		2021	2020	2021	2020	June 30, 2021	December 31, 2020
Greer, Herz & Adams, LLP	Other operating expenses	$3,379	$3,251	$7,092	$7,094	$(652)	$(441)

Transactions with Greer, Herz & Adams, LLP: Irwin M. Herz, Jr. is a member of the Board of Directors of American National Group, Inc. and certain of its subsidiaries, and a Partner with Greer, Herz & Adams, LLP, which serves as American National’s General Counsel.

Note 18 – Subsequent Event

On August 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookfield Asset Management Reinsurance Partners Ltd. (“Brookfield Reinsurance”) and Freestone Merger Sub Inc. (“Merger Sub”). On the terms and subject to the conditions of the Merger Agreement, at the closing, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity, which will become an indirect, wholly-owned subsidiary of Brookfield Reinsurance.

On the terms and subject to the conditions of the Merger Agreement, at the time the Merger becomes effective (the “Effective Time”), each issued and outstanding share of the Company's common stock will be converted into the right to receive $190.00 in cash without interest (the “Merger Consideration”), for total Merger Consideration of approximately $5.1 billion. On the terms and subject to the conditions of the Merger Agreement, at the Effective Time, each outstanding and unvested restricted share award and restricted stock unit award will vest and be converted into the right to receive a cash payment equal to the Merger Consideration multiplied by the total number of shares of common stock subject to such award prior to the Effective Time. The Merger is expected to close in the first half of 2022, subject to regulatory approvals and other customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following pages provide management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and six months ended June 30, 2021 and 2020 of American National Group, Inc. and its subsidiaries (referred to in this document as “we,” “our,” “us,” or the “Company”). This information should be read in conjunction with our condensed consolidated financial statements included in Item 1, Financial Statements, of this Form 10-Q.

Introductory Note Regarding Pending Merger

On August 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookfield Reinsurance Asset Management Reinsurance Partners Ltd. (“Brookfield Reinsurance”), an exempted company limited by shares existing under the laws of Bermuda, and Freestone Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Brookfield Reinsurance (“Merger Sub”). On the terms and subject to the conditions of the Merger Agreement, at the closing, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity, which will become an indirect, wholly-owned subsidiary of Brookfield Reinsurance. The Merger was unanimously approved by the Company’s board of directors.

On the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company's common stock will be converted into the right to receive $190.00 in cash without interest (the “Merger Consideration”), for total Merger Consideration of approximately $5.1 billion. On the terms and subject to the conditions of the Merger Agreement, at the Effective Time, each outstanding and unvested restricted share award and restricted stock unit award will vest and be converted into the right to receive a cash payment equal to the Merger Consideration multiplied by the total number of shares of common stock subject to such award prior to the Effective Time.

Closing Conditions. The completion of the Merger is subject to satisfaction or waiver of certain closing conditions, including: (i) there being no law or injunction prohibiting consummation of the Merger; (ii) subject to specified materiality standards, the accuracy of the representations and warranties of the other party; and (iii) compliance by the other party in all material respects with its covenants. Brookfield Reinsurance’s and Merger Sub’s obligations are also conditioned upon the absence of a material adverse effect on the Company and the absence of any burdensome condition (as defined in the Merger Agreement) imposed by any regulators as part of the regulatory approval process.

Financing. Brookfield Reinsurance has received an equity commitment letter from Brookfield Asset Management Inc., the aggregate proceeds of which will provide Brookfield Reinsurance with the funds needed to consummate the Merger, including to pay the aggregate Merger Consideration pursuant to the Merger Agreement. The equity commitment will be reduced by the amount of any debt actually funded at closing if and to the extent that such debt financing is used to fund the payment of Merger Consideration. The completion of the Merger is not conditioned on receipt of financing by Brookfield Reinsurance.

Stockholder Approval. The Merger Agreement has already received the requisite stockholder approval required under Delaware law. Under the Company’s certificate of incorporation, stockholders are permitted to take action by majority written consent in lieu of a stockholder meeting. Under the Merger Agreement, the Company agreed to take all actions necessary, immediately after the execution of the Merger Agreement, to seek and obtain stockholder written consents from certain stockholders holding a majority of the outstanding shares of our common stock. These stockholder written consents, representing a majority of the outstanding shares of our common stock, were timely delivered to the Company. No further approval of the stockholders of the Company is required to adopt and approve the Merger Agreement.

Termination Rights and Termination Date. The Merger Agreement contains certain termination rights for both the Company and Brookfield Reinsurance and further provides that, upon termination of the Merger Agreement, under certain circumstances, the Company may be required to pay Brookfield Reinsurance a termination fee equal to $178.5 million. If the Merger has not closed by May 6, 2022 (“Outside Date”), either the Company or Brookfield Reinsurance may terminate the Merger Agreement. However, if the closing has not occurred because (a) any applicable waiting period under any antitrust law relating to the Merger has not expired or been terminated or (b) certain governmental approvals or prior written non-disapprovals have not been obtained, and all other conditions to closing have been satisfied (other than those conditions that by their terms are to be satisfied at the closing, each of which is capable of being satisfied at the closing) or waived, the Outside Date will be August 6, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interim Operating Covenants. The Company has agreed to certain covenants in the Merger Agreement restricting the conduct of its business between the date of the Merger Agreement and the earlier of the Effective Time and the termination of the Merger Agreement. The general effect of these covenants is that, during such interim period, the Company will be limited in its ability to pursue strategic and operational matters outside the ordinary course of business. The Company has agreed that it and its Subsidiaries will conduct their business in the ordinary course consistent with past practice in all material respects and use reasonable best efforts to preserve their business organizations, goodwill and assets, keep available the services of their current key officers and employees, and preserve their present relationships with governmental entities and other key third parties, including customers, reinsurers, distributors, suppliers and other persons with whom the Company and its subsidiaries have business relationships.

In addition, the Company has agreed to specific restrictions relating to the conduct of its business between the date of the Merger Agreement and the earlier of the Effective Time and the termination of the Merger Agreement, including, but not limited to, not to take (or permit any of its subsidiaries to take) the following actions (subject, in each case, to exceptions specified below and in the Merger Agreement or previously disclosed in writing to Brookfield Reinsurance as provided in the Merger Agreement or as consented to in writing in advance by Brookfield Reinsurance (which consent shall not be unreasonably withheld, delayed or conditioned) or as required by law:
•subject to certain limited exceptions, offer, issue, sell, transfer, pledge, dispose of or encumber any shares of, or securities convertible into or exchangeable for, or options, warrants, calls, commitments or rights of any kind to acquire, any shares of capital stock or other voting or equity interests of any class or series of the Company or its subsidiaries;
•amend or propose to amend the Company’s or its subsidiaries’ certificate of incorporation, bylaws or other comparable organizational documents, in each case, whether by merger, consolidation or otherwise;
•authorize, recommend, propose, enter into or adopt a plan or agreement of complete or partial liquidation, dissolution, merger, consolidation, restructuring, recapitalization or other reorganization of the Company or any of its subsidiaries;
•subject to certain limited exceptions (including permitting the Company to execute investment portfolio transactions in the ordinary course of business consistent with past practice and in accordance with its existing investment plan and investment guidelines), acquire or agree to acquire any business or any corporation, partnership, association or other business organization or division thereof;
•make or authorize capital expenditures that are, on an individual basis, in excess of 110% of the Company’s capital expenditure budget or in excess of 105% of the aggregate capital expenditure budget, except for (i) planned capital expenditures disclosed to Brookfield Reinsurance at signing of the Merger Agreement and (ii) reasonable emergency capital expenditures (after consultation with Brookfield Reinsurance) necessary to maintain its ability to operate its businesses in the ordinary course or for the safety of individuals, assets or the environment;
•subject to certain limited exceptions, sell, lease, license, transfer, pledge, subject to any encumbrance or otherwise dispose of any of its or their assets or properties;
•incur, guarantee or assume any indebtedness, subject to certain limited exceptions, including investment portfolio transactions in the ordinary course of business consistent with past practice and other incurrences of indebtedness not to exceed $10,000,000 in the aggregate;
•enter into any material contract or reinsurance contract other than in the ordinary course of business consistent with past practice; and
•terminate, amend, modify, assign or waive any material right under any material contract or reinsurance contract except in the ordinary course of business consistent with past practice.

The Merger Agreement permits the Company to continue to pay regular quarterly cash dividends not to exceed $0.82 per share of common stock prior to completion of the Merger.

Anticipated Timing; No Assurance that Closing will Occur. The Merger is expected to close in the first half of 2022. However, the consummation of the Merger is subject to regulatory approval in certain jurisdictions, including Texas, Missouri, New York, Louisiana and California, as well as other conditions set forth in the Merger Agreement, including antitrust clearance (or termination of the applicable waiting period) from the U.S. Department of Justice or Federal Trade Commission. Accordingly, the Company cannot provide assurance the Merger will be completed on the terms or timeline currently contemplated, or at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The above is a summary of certain material terms of the Merger Agreement and is qualified in its entirety by the terms and conditions of the Merger Agreement, which was filed as an exhibit to the Company’s current report on Form 8-K filed on August 9, 2021.

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

These forward-looking statements relate to the transaction contemplated by the Merger Agreement (the "Proposed Transaction"), as well as to the Company’s financial and operating performance on a stand-alone basis prior to the consummation of the Merger or if the Merger is not consummated. Important factors that could cause actual results and outcomes to differ materially from those in the forward-looking statements include, but are not limited to those summarized below:
•Factors Relating to the Proposed Transaction with Brookfield Reinsurance
•conditions to the closing of the Proposed Transaction may not be satisfied;
•regulatory approvals required for the Proposed Transaction may not be obtained, or required regulatory approvals may delay the Proposed Transaction or result in the imposition of conditions that could have a material adverse effect on the Company or Brookfield Reinsurance or cause certain conditions to closing not to be satisfied, which could result in the termination of the Merger Agreement;
•the timing of completion of the Proposed Transaction is uncertain;
•the business of the Company or Brookfield Reinsurance could suffer as a result of uncertainty surrounding the Proposed Transaction;
•events, changes or other circumstances could occur that could give rise to the termination of the Merger Agreement;
•there are risks related to disruption of management’s attention from the ongoing business operations of the Company or Brookfield Reinsurance due to the Proposed Transaction;
•the announcement or pendency of the Proposed Transaction could affect the relationships of the Company or Brookfield Reinsurance with its clients, operating results and business generally, including on our ability to retain employees;
•the outcome of any legal proceedings initiated against the Company or Brookfield Reinsurance following the announcement of the Proposed Transaction could adversely affect the Company or Brookfield Reinsurance, including their ability to consummate the Proposed Transaction; and
•the Company or Brookfield Reinsurance may be adversely affected by other economic, business, and/or competitive factors as well as management’s response to any of the aforementioned factors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The foregoing review of important factors related to the Proposed Transaction should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and elsewhere, including the risk factors included in Brookfield Reinsurance’s Registration Statement on Form F-1 and the Company’s most recent Annual Report on Form 10-K and other documents of the Company and Brookfield Reinsurance on file with the SEC. Neither the Company nor Brookfield Reinsurance undertakes any obligation to update, correct or otherwise revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or Brookfield Reinsurance and/or any person acting on behalf of either of them are expressly qualified in their entirety by this paragraph. The information contained on any websites referenced in this Quarterly Report on Form 10-Q is not incorporated by reference into this Quarterly Report on Form 10-Q.
•Economic & Investment Factors
•difficult conditions in the economy, which may not improve in the near future, and risks related to persistently low or unpredictable interest rates;
•fluctuations in the markets for fixed maturity securities, equity securities, and commercial real estate, which could adversely affect the valuation of our investment portfolio, our net investment income, our retirement expense, and sales of or fees from certain of our products;
•lack of liquidity for certain of our investments;
•risk of investment losses and defaults;
•Factors Relating to Our Business and Industry
•the impact of major public health issues, like COVID-19;
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
•Information Technology Factors
•failures or limitations of our computer, information security and administration systems;
•failure to complete and implement technology initiatives in a timely manner;
•Catastrophic Event Factors
•natural or man-made catastrophes resulting in increased claims activity from catastrophic loss of life or property;
•the effects of global climate change;
•Marketplace Factors
•the highly competitive nature of the insurance and annuity business;
•difficulty in attraction and retention of qualified employees and agents;
•the introduction of alternative healthcare solutions or changes in federal healthcare policy, both of which could impact our supplemental healthcare business;
•Litigation and Regulation Factors
•adverse determinations in litigation or regulatory proceedings which may result in significant financial losses and harm to our reputation;
•significant changes in government regulation;
•changes in tax law;
•changes in statutory or U.S. Generally Accepted Accounting Principles ("GAAP") practices or policies;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•Reinsurance and Counterparty Factors
•potential changes in the availability, affordability, adequacy and collectability of reinsurance protection;
•potential default or failure to perform by the counterparties to our reinsurance arrangements and derivative instruments;
•Factors Relating to Our Corporate Structure and Ownership of Our Common Stock
•state law limitations on the payment of dividends by our subsidiaries, which could limit the amount of dividends we pay;
•control of our Company by a small number of stockholders;
•anti-takeover provisions in our governing documents;
•the designation in our governing documents of the Delaware Court of Chancery as the exclusive forum for substantially all disputes between our stockholders and us;
•General Factors
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

COVID-19 Response

A summary of actions the company has taken in response to COVID-19 through December 31, 2020 is disclosed in our 2020 Annual Report on form 10-K filed with the SEC on March 4, 2021. Below is a summary of subsequent developments in our COVID-19 response:
•We continue to take steps to protect employees with the goals of maintaining their health and sustaining an adequate workforce, including employees working from home and offering flexibility for employees negotiating scheduling conflicts due to the impacts of COVID-19, such as caring for family, alternative arrangements and shutdowns for business and schools, self-isolation or personal illness, including granting additional paid time off for vaccinations and to address these hardships.
•We suspended our summer Internship Program for 2020, and in 2021 are piloting a program which combines both virtual and in-person elements for a small group of interns.
•We have developed and are continually refining our return-to-office plans for our locations. Beginning in June, we gradually re-introduced more employees to our office locations and are in the process of implementing longer-term plans to offer employees hybrid work schedules, where possible.

No assurance can be given that these actions will be successful, nor can we predict the level of disruption that will occur should the COVID-19 pandemic and its related macroeconomic risks continue for an extended period of time. Given this uncertainty, we are unable to quantify with reasonable confidence the expected impact of the COVID-19 pandemic on our future operations, financial condition, liquidity and results of operations. The wide-ranging social, economic and financial consequences of the COVID-19 pandemic and the possible effects of ongoing and future governmental action in response to COVID-19 compound this uncertainty. Additional information regarding risks and uncertainties related to the COVID-19 pandemic are set forth in Part II, Item 1A, Risk Factors of our 2020 Form 10-K filed with the SEC on March 4, 2021. For additional information regarding the direct and indirect impact to mortality refer to Part I, Item 2, MD&A, Life.

This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Financial Information, Item 1, Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Overview

American National Group, Inc. ("ANAT") is a family of companies that has, on a consolidated GAAP basis, $30.4 billion in assets, $23.6 billion in liabilities and $6.8 billion in stockholders’ equity as of June 30, 2021. American National Insurance Company ("ANICO"), founded in 1905 and headquartered in Galveston, Texas, and other ANAT subsidiaries offer a broad spectrum of products and services, which include life insurance, annuities, property and casualty insurance, health insurance, credit insurance, and pension products. The American National companies operate in all 50 states, the District of Columbia and Puerto Rico. In addition to ANICO, major subsidiaries include American National Life Insurance Company of Texas, American National Life Insurance Company of New York, American National Property and Casualty Company, Garden State Life Insurance Company, Standard Life and Accident Insurance Company, Farm Family Casualty Insurance Company and United Farm Family Insurance Company.

General Trends

During the second quarter of 2021, American National had no material changes to the general trends discussed in the MD&A included in our 2020 Annual Report on Form 10-K filed with the SEC on March 4, 2021. However, please see the "COVID-19 Response and Update" discussion above for general information about the pandemic's impact on us, as well as "Introductory Note Regarding Pending Merger" above for general information about the pending merger transaction with Brookfield Reinsurance.

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

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Condensed Consolidated Results of Operations

The following sets forth the condensed consolidated results of operations (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Premiums	$565,252	$533,263	$31,989	$1,127,905	$1,070,031	$57,874
Other policy revenues	90,523	79,787	10,736	177,062	159,392	17,670
Net investment income	297,399	273,726	23,673	567,380	404,717	162,663
Net realized investments gains	10,602	3,939	6,663	29,841	8,087	21,754
Change in investment credit loss	25,079	(52,310)	77,389	19,593	(96,988)	116,581
Net gains (losses) on equity securities	170,804	298,825	(128,021)	266,744	(33,750)	300,494
Other income	11,035	10,336	699	20,787	21,469	(682)
Total premiums and other revenues	1,170,694	1,147,566	23,128	2,209,312	1,532,958	676,354
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	182,239	169,924	12,315	373,116	315,192	57,924
Claims incurred	306,796	307,287	(491)	575,182	571,881	3,301
Interest credited to policyholders’ account balances	111,236	146,783	(35,547)	219,023	142,460	76,563
Commissions for acquiring and servicing policies	163,913	140,490	23,423	317,598	270,925	46,673
Other operating expenses	149,907	125,177	24,730	283,409	259,103	24,306
Change in deferred policy acquisition costs (1)	(28,842)	(4,703)	(24,139)	(56,961)	(6,375)	(50,586)
Total benefits, losses and expenses	885,249	884,958	291	1,711,367	1,553,186	158,181
Income (loss) before federal income taxes and other items	$285,445	$262,608	$22,837	$497,945	$(20,228)	$518,173
(1) A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended June 30, 2021 to 2020

Earnings increased primarily due to the following:
•An increase in earnings in our Property and Casualty segment due to a reduction in catastrophe losses for our homeowners and agricultural business products
•An increase in earnings in our Annuity segment driven by favorable mark-to-market impact to equity-indexed annuity reserves and lower DAC amortization for fixed deferred products due to interest rates
•Favorable change in expected investment credit loss due to improvements in our commercial mortgage loans driven by economic forecast regarding GDP growth and positive economic outlook
The increase in earnings was partially offset due to the following:
•A decrease in net gains on equity securities due to the financial markets rebounding from the pandemic onset in the first quarter of 2020
•An increase in the combined ratio for our personal auto products due to an increase in claims as policyholders drove more miles due to the lessening impact of COVID-19

Comparison of the six months ended June 30, 2021 to 2020

Earnings increased primarily due to the following:
•An increase in net gains on equity securities due to favorable market conditions
•An increase in net investment income due to higher option gains resulting from favorable market conditions
•Favorable change in expected investment credit loss due to improvements in our commercial mortgage loans driven by economic forecast regarding GDP growth and positive economic outlook

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Premiums	$100,784	$91,670	$9,114	$201,563	$181,186	$20,377
Other policy revenues	83,527	76,226	7,301	165,035	151,766	13,269
Net investment income	72,225	73,645	(1,420)	140,022	119,220	20,802
Other income	422	440	(18)	880	1,176	(296)
Total premiums and other revenues	256,958	241,981	14,977	507,500	453,348	54,152
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	139,516	124,941	14,575	285,676	235,407	50,269
Interest credited to policyholders’ account balances	23,326	25,201	(1,875)	43,096	23,298	19,798
Commissions for acquiring and servicing policies	46,397	41,287	5,110	91,817	80,754	11,063
Other operating expenses	49,226	44,505	4,721	96,267	91,985	4,282
Change in deferred policy acquisition costs (1)	(13,459)	(11,535)	(1,924)	(27,928)	(19,373)	(8,555)
Total benefits, losses and expenses	245,006	224,399	20,607	488,928	412,071	76,857
Income before federal income taxes and other items	$11,952	$17,582	$(5,630)	$18,572	$41,277	$(22,705)
(1)A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended June 30, 2021 to 2020

Earnings for our Life segment decreased primarily due to the following:
•Increase in reserves due to improvement in the participating policyholder share of change in credit loss, primarily associated with mortgage loans
•Increase in expenses due to growth in the business and the lower activity related to COVID-19 in 2020
The decrease in earnings was partially offset by the following:
•Improved persistency and an increase in sales, resulting in an increase in premiums and other policy revenues
•Improved mortality

Comparison of the six months ended June 30, 2021 to 2020

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
•Improved persistency and an increase in sales, resulting in an increase in premiums and other policy revenues

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life Insurance Sales

The following table presents life insurance sales as measured by annualized premium, a statistical measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Traditional life	$17,339	$15,009	$2,330	$33,096	$29,983	$3,113
Universal life	7,877	6,604	1,273	16,253	12,754	3,499
Indexed UL	8,322	6,842	1,480	16,692	13,644	3,048
Total recurring	33,538	28,455	5,083	66,041	56,381	9,660
Single and excess (1)	467	263	204	845	465	380
Credit life (1)	2,064	1,865	199	3,721	4,048	(327)
Total annualized premium	$36,069	$30,583	$5,486	$70,607	$60,894	$9,713
(1)Weighted amounts with single and excess premiums counted at 10%.

Life insurance sales are based on the total yearly premium that insurance companies would expect to receive if all recurring premium policies remain in-force, plus 10% of single and excess premiums. Life insurance sales measure activity associated with gaining new insurance business in the current period, and includes deposits received related to interest sensitive life and universal life-type products. Whereas GAAP premium revenues are associated with policies sold in current and prior periods, and deposits received related to interest sensitive life and universal life-type products are recorded in a policyholder account which is reflected as a liability. Therefore, a reconciliation of premium revenues and insurance sales is not meaningful.

Total Recurring Life sales increased during the three and six months ended June 30, 2021 compared to 2020. Life sales were impacted in 2020 by stay-at-home orders and economic uncertainty related to COVID-19.

Policy In-force Information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	June 30, 2021	December 31, 2020	Change
Life insurance in-force
Traditional life	$95,609,870	$91,920,577	$3,689,293
Interest-sensitive life	37,626,264	36,326,621	1,299,643
Total life insurance in-force	$133,236,134	$128,247,198	$4,988,936

The following table summarizes changes in the Life segment’s number of policies in-force:

	June 30, 2021	December 31, 2020	Change
Number of policies in-force
Traditional life	1,747,064	1,832,536	(85,472)
Interest-sensitive life	276,588	269,668	6,920
Total number of policies in-force	2,023,652	2,102,204	(78,552)

Life insurance in-force increased during the six months ended June 30, 2021 compared to December 31, 2020 despite a reduction of policies in-force due to an increase in sales of higher face amount policies.

Change in Deferred Policy Acquisition Costs

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC. The following shows the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Acquisition cost capitalized	$(37,392)	$(32,359)	$(5,033)	$(80,648)	$(65,712)	$(14,936)
Amortization of DAC	23,933	20,824	3,109	52,720	46,339	6,381
Change in DAC	$(13,459)	$(11,535)	$(1,924)	$(27,928)	$(19,373)	$(8,555)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Premiums	$20,497	$25,944	$(5,447)	$44,738	$41,453	$3,285
Other policy revenues	6,996	3,561	3,435	12,027	7,626	4,401
Net investment income	163,356	189,842	(26,486)	317,220	231,383	85,837
Other income	932	795	137	1,788	1,433	355
Total premiums and other revenues	191,781	220,142	(28,361)	375,773	281,895	93,878
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	42,723	44,983	(2,260)	87,440	79,785	7,655
Interest credited to policyholders’ account balances	87,910	121,582	(33,672)	175,927	119,162	56,765
Commissions for acquiring and servicing policies	29,926	11,657	18,269	52,968	21,905	31,063
Other operating expenses	12,884	11,746	1,138	25,065	23,622	1,443
Change in deferred policy acquisition costs (1)	(11,649)	12,306	(23,955)	(22,720)	19,592	(42,312)
Total benefits, losses and expenses	161,794	202,274	(40,480)	318,680	264,066	54,614
Income before federal income taxes and other items	$29,987	$17,868	$12,119	$57,093	$17,829	$39,264
(1)A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended June 30, 2021 to 2020

Earnings for our Annuity segment increased primarily due to the following:
•Favorable mark-to-market impact to equity-indexed annuity reserves due to interest rates
•Lower DAC amortization for fixed deferred products due to an increase in estimated gross profits driven by higher projected future interest rates compared to previous expectations

Comparison of the six months ended June 30, 2021 to 2020

Earnings for our Annuity segment increased primarily due to the following:
•An increase in net investment income due to higher option gains resulting from favorable market conditions
•Favorable mark-to-market impact to equity-indexed annuity reserves due to interest rates
•Lower DAC amortization for fixed deferred products due to an increase in estimated gross profits driven by higher projected future interest rates compared to previous expectations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Fixed deferred annuity	$351,171	$73,399	$277,772	$474,923	$191,809	$283,114
Single premium immediate annuity	24,452	33,352	(8,900)	52,982	56,110	(3,128)
Equity-indexed deferred annuity	229,141	77,404	151,737	431,997	135,380	296,617
Variable deferred annuity	15,647	14,176	1,471	29,834	29,857	(23)
Total premium and deposits	620,411	198,331	422,080	989,736	413,156	576,580
Less: Policy deposits	599,914	172,387	427,527	944,998	371,703	573,295
Total earned premiums	$20,497	$25,944	$(5,447)	$44,738	$41,453	$3,285

Annuity premium and deposits increased primarily for equity-indexed and fixed deferred products during the three and six months ended June 30, 2021 compared to 2020 reflecting the competitiveness of the product.

Change in Deferred Policy Acquisition Costs

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Acquisition cost capitalized	$(30,423)	$(10,793)	$(19,630)	$(53,911)	$(22,318)	$(31,593)
Amortization of DAC	18,774	23,099	(4,325)	31,191	41,910	(10,719)
Change in DAC	$(11,649)	$12,306	$(23,955)	$(22,720)	$19,592	$(42,312)

The change in acquisition costs capitalized for the six months ended June 30, 2021 strongly correlates with the change in commissions, which increased due to higher sales. The amortization of DAC was lower for the three and six months ended June 30, 2021 due to an increase in estimated gross profits driven by higher projected future interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Shown below are the changes in reserve (in thousands):

	Six months ended June 30,
	2021	2020
Fixed deferred annuity
Reserve, beginning of period	$6,635,203	$6,893,174
Premiums	474,923	191,809
Death and other benefits	(119,239)	(104,787)
Surrenders	(253,242)	(240,051)
Fees	(873)	(533)
Interest and mortality	90,124	94,357
Reserve, end of period	6,826,896	6,833,969
Equity-indexed annuity
Reserve, beginning of period	4,097,013	3,985,166
Premiums	431,997	135,380
Death and other benefits	(28,961)	(23,292)
Surrenders	(150,192)	(182,778)
Fees	(1,590)	(1,767)
Interest and mortality	90,762	21,865
Reserve, end of period	4,439,029	3,934,574
Single premium immediate annuity
Reserve, beginning of period	1,851,955	1,874,942
Premiums	52,982	56,110
Payments	(100,266)	(108,815)
Interest and mortality	28,669	36,643
Reserve, end of period	1,833,340	1,858,880
Variable deferred annuity
Reserve, beginning of period	418,510	385,736
Premiums	29,834	29,857
Other flows	663	765
Surrenders	(41,680)	(44,491)
Fees	(2,617)	(2,128)
Change in market value and other	39,986	(3,546)
Reserve, end of period	444,696	366,193
Total reserve, end of period	$13,543,961	$12,993,616

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest and Mortality Margin

Margins increased during the three and six months ended June 30, 2021 compared to 2020 due to favorable changes in mark-to-market reserves for indexed annuities. The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Fixed annuity
Fixed investment income	$87,881	$93,535	$(5,654)	$176,343	$187,155	$(10,812)
Interest credited and mortality	(59,471)	(64,872)	5,401	(118,793)	(131,000)	12,207
Interest and mortality margin	28,410	28,663	(253)	57,550	56,155	1,395
Equity-indexed annuity
Fixed investment income	42,919	40,352	2,567	84,638	80,051	4,587
Option return	32,555	55,955	(23,400)	56,238	(35,823)	92,061
Interest credited and mortality	(44,830)	(73,883)	29,053	(90,762)	(21,865)	(68,897)
Interest and mortality margin	30,644	22,424	8,220	50,114	22,363	27,751
Variable annuity
Separate account management fees	1,290	1,003	287	2,537	1,943	594
Interest and mortality margin	1,290	1,003	287	2,537	1,943	594
Total interest and mortality margin	$60,344	$52,090	$8,254	$110,201	$80,461	$29,740

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health

Health segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Premiums	$34,485	$42,945	$(8,460)	$72,713	$86,031	$(13,318)
Net investment income	2,004	2,214	(210)	4,087	4,447	(360)
Other income	5,893	5,503	390	9,987	10,030	(43)
Total premiums and other revenues	42,382	50,662	(8,280)	86,787	100,508	(13,721)
BENEFITS, LOSSES AND EXPENSES
Claims incurred	26,190	26,726	(536)	50,441	61,611	(11,170)
Commissions for acquiring and servicing policies	6,565	7,160	(595)	12,551	15,184	(2,633)
Other operating expenses	9,867	9,476	391	20,475	20,105	370
Change in deferred policy acquisition costs (1)	1,531	(17)	1,548	2,385	(40)	2,425
Total benefits, losses and expenses	44,153	43,345	808	85,852	96,860	(11,008)
Income (loss) before federal income taxes and other items	$(1,771)	$7,317	$(9,088)	$935	$3,648	$(2,713)
(1) A positive amount of change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Comparison of the three months ended June 30, 2021 to 2020

Earnings for our Health segment decreased primarily due to the following:
•An increase in the benefit ratio for Medicare Supplement in 2021 as COVID-19 shelter-in-place protocols drove lower 2020 claim utilization
•Revisions to policy processing in our Worksite line of business. The end result was a $3.4 million decrease in due premium assets and the immediate recognition of $0.5 million deferred policy acquisition costs, resulting in a $3.9 million loss

Comparison of the six months ended June 30, 2021 to 2020

Earnings for our Health segment decreased primarily due to the following:
•Revisions to policy processing in our Worksite line of business. The end result was a $3.4 million decrease in due premium assets and the immediate recognition of $0.5 million deferred policy acquisition costs, resulting in a $3.9 million loss
The decrease in earnings was partially offset by the following:
•Favorable claim experience in the Medical Expense and Supplemental health lines of business

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health earned premiums for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Medicare Supplement	$18,433	$21,624	$(3,191)	$37,257	$43,202	$(5,945)
MGU	5,753	6,132	(379)	10,938	11,603	(665)
Supplemental insurance	3,256	4,754	(1,498)	7,145	9,735	(2,590)
Credit Health	3,288	3,562	(274)	6,543	7,736	(1,193)
Medical expense	1,851	2,195	(344)	3,807	4,393	(586)
Worksite	607	3,438	(2,831)	4,625	6,992	(2,367)
Group health	510	429	81	859	797	62
All other	787	811	(24)	1,539	1,573	(34)
Total	$34,485	$42,945	$(8,460)	$72,713	$86,031	$(13,318)

Policy lapses as a result of rate increases drove a decrease in premiums for Medicare Supplement in 2021. Worksite premiums decreased as a result of revisions to policy processing. Supplemental insurance premiums decreased due to a reduction in sales across all product lines, primarily in Short Term Medical.

Health claims incurred for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Medicare Supplement	$14,874	$15,023	$(149)	$29,100	$34,727	$(5,627)
MGU	5,905	4,966	939	9,207	9,609	(402)
Supplemental insurance	1,549	2,645	(1,096)	3,224	5,803	(2,579)
Credit Health	715	528	187	1,540	1,256	284
Medical expense	964	1,085	(121)	3,244	5,110	(1,866)
Worksite	1,599	1,312	287	3,732	2,754	978
Group health	27	326	(299)	(46)	876	(922)
All other	557	841	(284)	440	1,476	(1,036)
Total	$26,190	$26,726	$(536)	$50,441	$61,611	$(11,170)

Favorable claim experience for the six months ended June 30, 2021 is driven by Medicare Supplement rate increases and policy lapses. In addition, claim experience improved in the Medical Expense and Supplemental health lines of business. These favorable developments helped offset an increase in MGU reserves.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Acquisition cost capitalized	$(3,035)	$(2,205)	$(830)	$(5,884)	$(7,583)	$1,699
Amortization of DAC	4,566	2,188	2,378	8,269	7,543	726
Change in DAC	$1,531	$(17)	$1,548	$2,385	$(40)	$2,425

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Property and Casualty

Property and Casualty segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Net premiums written	$446,458	$406,076	$40,382	$871,824	$813,663	$58,161
Net premiums earned	$409,486	$372,704	$36,782	$808,891	$761,361	$47,530
Net investment income	15,725	16,037	(312)	31,238	32,122	(884)
Other income	2,786	2,844	(58)	6,275	6,577	(302)
Total premiums and other revenues	427,997	391,585	36,412	846,404	800,060	46,344
BENEFITS, LOSSES AND EXPENSES
Claims incurred	280,606	280,561	45	524,741	510,270	14,471
Commissions for acquiring and servicing policies	81,025	80,386	639	160,262	153,082	7,180
Other operating expenses	50,676	50,080	596	104,562	103,084	1,478
Change in deferred policy acquisition costs (1)	(5,265)	(5,457)	192	(8,698)	(6,554)	(2,144)
Total benefits, losses and expenses	407,042	405,570	1,472	780,867	759,882	20,985
Income (loss) before federal income taxes and other items	$20,955	$(13,985)	$34,940	$65,537	$40,178	$25,359
Loss and loss adjustment expense ratio	68.6%	75.3%	(6.7)%	64.8%	67.0%	(2.2)%
Underwriting expense ratio	30.9	33.5	(2.6)	31.7	32.8	(1.1)
Combined ratio	99.5%	108.8%	(9.3)%	96.5%	99.8%	(3.3)%
Impact of catastrophe events on combined ratio	6.8	23.8	(17.0)	7.9	13.1	(5.2)
Combined ratio without impact of catastrophe events	92.7%	85.0%	7.7%	88.6%	86.7%	1.9%
Gross catastrophe losses	$30,068	$87,790	$(57,722)	$67,000	$100,356	$(33,356)
Net catastrophe losses	$27,560	$88,559	$(60,999)	$63,526	$100,038	$(36,512)
(1) A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three and six months ended June 30, 2021 to 2020

Earnings for our Property and Casualty segment increased primarily due to the following:
•An improvement in the combined ratio for our homeowners and agricultural business products primarily due to a decrease in catastrophe losses
The increase in earnings was partially offset by the following:
•An increase in the combined ratio for our personal auto products as policyholders drove more miles due to the lessening impact of COVID-19

Additional Information
•Net premiums written and earned in the second quarter were reduced by COVID-19 relief policy credits for auto policyholders totaling $1.4 million (personal auto policies) in 2021 and $17.0 million ($16.1 million for personal auto policies and $0.9 million for commercial auto policies) in 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 51% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 33% of net premiums written; and (iii) Specialty Markets Group products, marketed through independent managing general agents and managing general underwriters, representing 16% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Net premiums written
Automobile	$131,238	$120,796	$10,442	$272,663	$265,806	$6,857
Homeowner	81,491	77,337	4,154	147,181	138,587	8,594
Other Personal	13,584	13,378	206	27,662	26,364	1,298
Total net premiums written	$226,313	$211,511	$14,802	$447,506	$430,757	$16,749
Net premiums earned
Automobile	$134,320	$120,450	$13,870	$268,430	$257,933	$10,497
Homeowner	72,321	67,184	5,137	142,516	133,882	8,634
Other Personal	13,073	12,326	747	25,825	24,780	1,045
Total net premiums earned	$219,714	$199,960	$19,754	$436,771	$416,595	$20,176
Loss and loss adjustment expense ratio
Automobile	71.4%	55.5%	15.9%	67.3%	59.0%	8.3%
Homeowner	86.4%	138.9%	(52.5)%	86.4%	102.3%	(15.9)%
Other Personal	67.5%	83.2%	(15.7)%	58.1%	69.1%	(11.0)%
Personal line loss and loss adjustment expense ratio	76.1%	85.2%	(9.1)%	73.0%	73.5%	(0.5)%
Combined Ratio
Automobile	95.5%	83.3%	12.2%	91.5%	84.9%	6.6%
Homeowner	116.5%	169.1%	(52.6)%	116.0%	133.8%	(17.8)%
Other Personal	97.6%	117.7%	(20.1)%	88.1%	103.5%	(15.4)%
Personal line combined ratio	102.5%	114.3%	(11.8)%	99.3%	101.7%	(2.4)%

Comparison of 2021 to 2020

Automobile: Net premiums written and earned increased for the second quarter and first six months primarily due to COVID-19 relief policy credits of $1.4 million in 2021 compared to $16.1 million in 2020. The loss and loss adjustment expense and combined ratios increased for the second quarter and first six months primarily due to an increase in claims compared to the prior year as policyholders drove more miles due to the lessening impact of COVID-19.

Homeowners: Net premiums written and earned increased for the second quarter and first six months primarily due to rate increases. The loss and loss adjustment expense and combined ratios decreased for the second quarter and first six months due to lower catastrophe losses. Catastrophe losses, net of reinsurance, decreased by $39.1 million, to $18.6 million in the second quarter compared to $57.7 million in 2020, and decreased by $23.1 million, to $41.6 million for the first six months compared to $64.7 million in 2020.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies, such as coverages for watercraft, personal umbrella, and rental owners. Net premiums written and earned increased for the second quarter and first six months due to rate increases in the rental owners product. The loss and loss adjustment expense and combined ratios improved for the second quarter and first six months due to fewer non-catastrophe losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Net premiums written
Agricultural Business	$49,974	$46,496	$3,478	$94,747	$87,478	$7,269
Automobile	40,397	36,666	3,731	80,463	74,378	6,085
Business Owner	25,155	23,403	1,752	48,242	44,782	3,460
Workers Compensation	22,121	22,254	(133)	43,039	43,267	(228)
Other Commercial	10,464	9,404	1,060	20,538	18,743	1,795
Total net premiums written	$148,111	$138,223	$9,888	$287,029	$268,648	$18,381
Net premiums earned
Agricultural Business	$43,176	$40,387	$2,789	$84,499	$79,460	$5,039
Automobile	33,272	30,832	2,440	65,638	61,297	4,341
Business Owner	20,560	19,024	1,536	40,374	37,438	2,936
Workers Compensation	17,106	17,479	(373)	34,345	35,075	(730)
Other Commercial	9,061	8,304	757	17,908	16,393	1,515
Total net premiums earned	$123,175	$116,026	$7,149	$242,764	$229,663	$13,101
Loss and loss adjustment expense ratio
Agricultural Business	53.5%	80.9%	(27.4)%	52.7%	60.7%	(8.0)%
Automobile	76.7%	70.1%	6.6%	63.8%	66.8%	(3.0)%
Business Owner	78.8%	81.9%	(3.1)%	77.8%	88.1%	(10.3)%
Workers Compensation	65.0%	65.2%	(0.2)%	61.1%	59.0%	2.1%
Other Commercial	53.8%	52.3%	1.5%	44.2%	60.4%	(16.2)%
Commercial line loss and loss adjustment expense ratio	65.6%	73.8%	(8.2)%	60.5%	66.5%	(6.0)%
Combined ratio
Agricultural Business	87.2%	117.9%	(30.7)%	88.3%	97.9%	(9.6)%
Automobile	97.6%	94.0%	3.6%	85.7%	90.4%	(4.7)%
Business Owner	110.7%	116.7%	(6.0)%	111.2%	123.3%	(12.1)%
Workers Compensation	77.9%	82.4%	(4.5)%	76.5%	76.7%	(0.2)%
Other Commercial	91.5%	90.4%	1.1%	84.9%	100.8%	(15.9)%
Commercial line combined ratio	93.0%	104.0%	(11.0)%	89.5%	97.0%	(7.5)%

Comparison of 2021 to 2020

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm and ranch buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased for the second quarter and first six months primarily due to increases in policies in-force and rate increases. The loss and loss adjustment expense and combined ratios improved for the second quarter and first six months primarily due to a decrease in catastrophe losses. Catastrophe losses, net of reinsurance, decreased by $12.1 million, to $1.4 million in the second quarter compared to $13.5 million in 2020, and decreased by $7.5 million, to $8.2 million for the first six months compared to $15.7 million in 2020.

Commercial Automobile: Net premiums written and earned increased for the second quarter and first six months primarily due to rate increases. The loss and loss adjustment expense ratio and combined ratio increased for the second quarter primarily due to an increase in claims compared to the prior year as policyholders drove more miles compared to the prior year due to the lessening impact of COVID-19, and improved for the first six months primarily due to favorable prior year claim development and a decrease in claim frequency as policyholders drove fewer miles in the first quarter of 2021 compared to 2020 due to the impact of COVID-19.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Owner: Our business owner product allows policyholders to customize and cover their property and liability exposures using a package policy. Net premiums written and earned increased for the second quarter and first six months primarily due to increases in policies in-force and rate increases. The loss and loss adjustment expense and combined ratios improved for the second quarter and first six months primarily due to a decrease in claim frequency.

Workers Compensation: The combined ratio improved for the second quarter primarily due to an improvement in the expense ratio.

Other Commercial: Other commercial products primarily provide umbrella and other liability coverages. Net premiums written and earned increased for the second quarter and first six months primarily due to an increase in premium for umbrella products. The loss and loss adjustment expense and combined ratios for the first six months improved primarily due to favorable prior year claim development.

Specialty Markets Products

Specialty Markets product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
Net premiums written	$72,034	$56,342	$15,692	$137,287	$114,258	$23,029
Net premiums earned	66,596	56,719	9,877	129,354	115,102	14,252
Loss and loss adjustment expense ratio	48.9%	43.3%	5.6%	45.8%	44.5%	1.3%
Combined ratio	101.0%	99.4%	1.6%	100.5%	98.5%	2.0%

Specialty Markets products provide protection to borrowers and the creditors that extend credit to them. Products offer coverage against unpaid indebtedness as a result of death, disability, involuntary unemployment or untimely loss to the collateral securing a personal or mortgage loan. Specialty Markets products also include renters, mortgage security, aviation, and private flood insurance.

Comparison of 2021 to 2020

Net written and earned premiums increased for the second quarter and first six months primarily due to higher production on renters products and the addition of new accounts related to the investor property protection ("IPP") products. The loss and loss adjustment expense and combined ratios increased for the second quarter and first six months primarily due to higher losses for renters products and IPP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2021	2020	Change	2021	2020	Change
OTHER REVENUES
Net investment income	$44,089	$(8,012)	$52,101	$74,813	$17,545	$57,268
Realized investment gains	10,602	3,939	6,663	29,841	8,087	21,754
Change in investment credit loss	25,079	(52,310)	77,389	19,593	(96,988)	116,581
Net gains (losses) on equity securities	170,804	298,825	(128,021)	266,744	(33,750)	300,494
Other income	1,002	754	248	1,857	2,253	(396)
Total other revenues	251,576	243,196	8,380	392,848	(102,853)	495,701
BENEFITS, LOSSES AND EXPENSES
Other operating expenses	27,254	9,370	17,884	37,040	20,307	16,733
Total benefits, losses and expenses	27,254	9,370	17,884	37,040	20,307	16,733
Income (loss) before federal income taxes and other items	$224,322	$233,826	$(9,504)	$355,808	$(123,160)	$478,968

Comparison of the three months ended June 30, 2021 to 2020

Earnings for our Corporate and Other segment decreased primarily due to the following:
•A decrease in net gains on equity securities due to the financial markets rebounding from the pandemic onset in the first quarter of 2020
The decrease in earnings is partially offset by the following:
•An increase in net investment income driven by increases in investment income from mortgage loan profit participation and prepayment income and investment funds
•Favorable change in expected investment credit loss due to improvements in our commercial mortgage loans driven by economic forecast regarding GDP growth and positive economic outlook

Comparison of the six months ended June 30, 2021 to 2020

Earnings for our Corporate and Other segment increased primarily due to the following:
•An increase in net gains on equity securities due to favorable market conditions
•Favorable change in expected investment credit loss due to improvements in our commercial mortgage loans driven by economic forecast regarding GDP growth and positive economic outlook

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

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

The following summarizes the carrying values of our invested assets by asset class (in thousands, except percentages):

	June 30, 2021		December 31, 2020
Fixed maturity, bond held-to-maturity, at amortized cost	$7,473,697	28.9%	$7,354,970	29.2%
Fixed maturity, bond available-for-sale, at fair value	8,068,795	31.3	7,597,180	30.1
Equity securities, at fair value	2,340,508	9.1	2,070,766	8.2
Mortgage loans on real estate, net of allowance	5,028,933	19.4	5,242,531	20.8
Policy loans	365,855	1.4	373,014	1.5
Real estate and real estate partnerships, net of accumulated depreciation	926,241	3.6	960,572	3.8
Investment funds	594,166	2.3	477,135	1.9
Short-term investments	917,581	3.6	1,028,379	4.1
Other invested assets	102,387	0.4	94,415	0.4
Total investments	$25,818,163	100.0%	$25,198,962	100.0%

The increase in our total investments at June 30, 2021 compared to year-end 2020 was primarily the result of an increase in held-to-maturity bonds, available-for-sale bonds and equity securities.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At June 30, 2021, our fixed maturity securities had an estimated fair value of $16.1 billion, which was $1.0 billion, or 6.4%, above amortized cost. At December 31, 2020, our fixed maturity securities had an estimated fair value of $15.6 billion, which was $1.2 billion, or 8.0%, above amortized cost. The estimated fair value for securities due in one year or less was $0.9 billion and $1.1 billion as of June 30, 2021 and December 31, 2020, respectively. For additional information regarding total bonds by credit quality rating, refer to Note 4, Investments in Securities, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Equity Securities—We invest in the equity securities of companies traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Condensed Consolidated Financial Statements for the unrealized and realized gains and losses of equity securities.

Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.7% and 4.8% at June 30, 2021 and December 31, 2020, respectively. For additional information regarding mortgage loans refer to Note 5, Mortgage Loans, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of June 30, 2021, we had $365.9 million in policy loans with a loan to surrender value of 54%, and at December 31, 2020, we had $373.0 million in policy loans with a loan to surrender value of approximately 56%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income increased $162.7 million during the six months ended June 30, 2021 compared to 2020 primarily due to higher gains on options from an improvement in the S&P 500 Index, and an increase in income from mortgage loan profit participation and prepayment income, real estate joint ventures and investment funds.

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

Net realized investment gains increased $21.8 million during the six months ended June 30, 2021 compared to 2020 primarily attributable to an increase in sales of real estate partnership interests and call of bonds. Net realized investment gains (losses) are shown below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Bonds	$11,468	$3,952	$19,167	$9,430
Mortgage loans	(768)	—	(768)	—
Real estate and real estate partnerships	(101)	(7)	11,092	(1,314)
Other invested assets	3	(6)	350	(29)
Total	$10,602	$3,939	$29,841	$8,087

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net Unrealized Gains (Losses)

The unrealized gains and losses of our fixed maturity securities investment portfolio are shown below (in thousands):

	June 30, 2021	December 31, 2020	Change
Held-to-Maturity
Gains	$537,646	$639,648	$(102,002)
Losses	(13,294)	(11,437)	(1,857)
Net gains	524,352	628,211	(103,859)
Available-for-Sale
Gains	456,181	548,996	(92,815)
Losses	(12,253)	(17,476)	5,223
Net gains	443,928	531,520	(87,592)
Total	$968,280	$1,159,731	$(191,451)

The net change in the unrealized gains on fixed maturity securities between June 30, 2021 and December 31, 2020 is primarily attributable to the increase in benchmark ten-year interest rates, which were 1.4% and 0.9%, respectively. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

Liquidity

As a result of the holding company reorganization, ANICO became a wholly owned subsidiary of ANAT. ANAT's source of liquidity is solely derived from dividends received from ANICO.

In April 2020, the Company borrowed $500.0 million from the Federal Home Loan Bank of Dallas' COVID-19 Relief Advance Program. As of June 30, 2021, there are no advances outstanding; the final advance was repaid on its maturity date of April 28, 2021. The available liquidity through the FHLB at June 30, 2021 was approximately $1.1 billion.

As a result of the impacts of COVID-19, state insurance departments across the country issued regulations that required us not to cancel policies for non-payment for varying amounts of time but generally for at least 90-day periods which began in March and early April 2020. The cancellation and grace periods have been lifted in all states.

The primary use of cash has been and is expected to continue to be payment of policyholder benefits and claims incurred. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months. Our contractual obligations are not expected to have a significant negative impact to cash flows from operations.

Our defined benefit plans are frozen and currently adequately funded; however, low interest rates, increased longevity of participants, and rising Pension Benefit Guaranty Corporation (“PBGC”) premiums may cause us to increase our funding of the plans.

We are currently evaluating the renovation and modernization of our home office facilities. This could result in capital expenditures that could aggregate to approximately $100.0 million over a three year period beginning in 2022; however, current uncertainties relating to the COVID-19 pandemic have caused us to delay this project at this time. There are no other unusually large capital expenditures expected in the next 12-24 months.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Funds received as premium payments and deposits that are not used for liquidity requirements are generally invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. Our investment portfolio has been significantly impacted by volatility associated with COVID-19. We believe our portfolio of highly liquid bonds, available-for-sale investment securities, and equity securities, coupled with our ability to borrow funds through the FHLB, are sufficient to meet future liquidity needs as necessary.

As a result of the economic impact associated with COVID-19, American National modified 93 loans with a total balance of $1.6 billion during the second and third quarters of 2020. These modifications were in the form of forbearance of principal and interest payments for up to six months, extensions of maturity dates, and/or provisions for interest only payments. The modifications were primarily related to our loans to hotels, retail and parking operations. Due to the ongoing economic stress brought on by the pandemic, additional modifications for 31 of these loans with a total balance of $708.6 million were made in the first and second quarters of 2021. These additional modifications extended the forbearance of principal and interest payments and interest only provisions with a requirement for the payment of at least 20% of the total interest due during the extended modification period. The modified loans had an aggregate deferred interest of $13.6 million as of June 30, 2021.

The Company holds collateral of $257.5 million at June 30, 2021 to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes.

Our cash and cash equivalents and short-term investment position decreased from $1.4 billion at December 31, 2020 to $1.3 billion at June 30, 2021. The decrease primarily relates to a decrease in commercial paper.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flows from operations.

Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	June 30, 2021	December 31, 2020
American National stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”), net of tax	$6,590,193	$6,236,100
Accumulated other comprehensive income	171,851	222,170
Total American National stockholders’ equity	$6,762,044	$6,458,270

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable generally have no recourse against us in the event of default by the joint ventures. Therefore, the liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $3.0 million at June 30, 2021 and December 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The changes in our capital resources are summarized below (in thousands):

	June 30, 2021			December 31, 2020
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income attributable to American National	$398,149	$—	$398,149	$467,505	$—	$467,505
Dividends to shareholders	(44,095)	—	(44,095)	(88,190)	—	(88,190)
Change in net unrealized gains on debt securities	—	(56,869)	(56,869)	—	134,315	134,315
Foreign currency transaction and translation adjustment	—	419	419	—	235	235
Defined benefit pension plan adjustment	—	6,131	6,131	—	(11,898)	(11,898)
Cumulative effect of accounting change (1)	—	—	—	(33,500)	—	(33,500)
Other	39	—	39	54	—	54
Total	$354,093	$(50,319)	$303,774	$345,869	$122,652	$468,521
(1) Result of adoption of ASU-2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 200% of the authorized control level RBC are required to take certain actions. At June 30, 2021 and December 31, 2020, ANICO’s statutory capital and surplus was $3.8 billion and $3.6 billion, respectively. ANICO and each of our other insurance subsidiaries had statutory capital and surplus at June 30, 2021 and December 31, 2020 above 200% of the authorized control level, except for ANPAC Louisiana Insurance Company ("ANPLA").

At June 30, 2021 and December 31, 2020, ANPLA's statutory capital and surplus was $63.4 million and $68.5 million respectively, which resulted in an RBC level of 179% and 194% of the company action level. This decrease in RBC of ANPLA is primarily driven by an increase in homeowners catastrophe losses impacting the operating results in 2021 and 2020. We are actively managing our homeowners exposure of ANPLA, will continue to monitor the surplus levels and will be addressing rate adequacy through future planned underwriting and rate actions.

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

On April 28, 2021, the Company paid in full an advance outstanding with Federal Home Loan Bank. It is expected that the Company will have sufficient cash flow to meet its current lending commitments. For additional details see Note 16, Commitments and Contingencies of the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2021. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2.2
Agreement and Plan of Merger, dated as of August 6, 2021, by and among Brookfield Asset Management Reinsurance Partners Ltd., Freestone Merger Sub Inc. and American National Group, Inc. (incorporated by reference to Exhibit 2.1 of the registrant's Current Report on Form 8-K filed on August 9, 2021).

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

10.1*
Form of Letter Agreement amending outstanding book value units granted to certain employees of American National Group, Inc. (incorporated by reference to Exhibit 99.2 of the registrant's Current Report on Form 8-K filed on August 9, 2021).

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

Date: August 9, 2021