Form 10-Q
period 2021-09-30
American National Group Inc
filed 2021-11-04
CIK 1801075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 29, 2021, there were 26,887,200 shares of the registrant’s voting common stock, $0.01 par value per share, outstanding.

AMERICAN NATIONAL GROUP, INC.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(In thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost, net of allowance for credit losses of $13,492 in 2021 and $12,442 in 2020 (Fair value $7,747,031 in 2021 and $7,983,181 in 2020)	$7,277,801	$7,354,970
Fixed maturity, bonds available-for-sale, at fair value (Allowance for credit losses of $4,529 in 2021 and $7,482 in 2020) (Amortized cost $8,207,687 in 2021 and $7,073,142 in 2020)	8,573,081	7,597,180
Equity securities, at fair value (Cost $838,872 in 2021 and $754,625 in 2020)	2,383,478	2,070,766
Mortgage loans on real estate, net of allowance for credit losses of $106,897 in 2021 and $125,703 in 2020	5,002,978	5,242,531
Policy loans	364,960	373,014
Real estate and real estate partnerships, net of accumulated depreciation of $282,248 in 2021 and $269,626 in 2020	926,154	960,572
Investment funds	814,527	477,135
Short-term investments	536,621	1,028,379
Other invested assets	123,337	94,415
Total investments	26,002,937	25,198,962
Cash and cash equivalents	504,465	339,947
Accrued investment income	207,473	216,389
Reinsurance recoverables, net of allowance for credit losses of $15,196 in 2021 and $14,353 in 2020	443,756	414,359
Prepaid reinsurance premiums	44,098	42,804
Premiums due and other receivables	402,054	351,972
Deferred policy acquisition costs	1,448,905	1,360,211
Property and equipment, net of accumulated depreciation of $297,807 in 2021 and $281,738 in 2020	133,447	121,578
Current tax receivable	23,913	—
Prepaid pension	91,214	80,526
Other assets	155,780	155,600
Separate account assets	1,260,427	1,185,467
Total assets	$30,718,469	$29,467,815
LIABILITIES
Future policy benefits
Life	$3,194,176	$3,149,067
Annuity	1,608,952	1,617,774
Health	47,017	49,658
Policyholders’ account balances	13,632,812	12,812,155
Policy and contract claims	1,668,898	1,575,288
Unearned premium reserve	1,032,713	956,343
Other policyholder funds	363,729	358,601
Liability for retirement benefits	81,268	70,254
Notes payable	150,378	153,703
Deferred tax liabilities, net	516,331	478,347
Current tax payable	—	10,372
Federal Home Loan Bank advance	—	250,000
Other liabilities	407,954	335,219
Separate account liabilities	1,260,427	1,185,467
Total liabilities	23,964,655	23,002,248
EQUITY
American National Group, Inc. stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 26,887,200 shares issued and outstanding in 2021 and 2020	269	269
Additional paid-in capital	47,742	47,683
Accumulated other comprehensive income	127,159	222,170
Retained earnings	6,571,202	6,188,148
Total American National stockholders’ equity	6,746,372	6,458,270
Noncontrolling interest	7,442	7,297
Total stockholders' equity	6,753,814	6,465,567
Total liabilities and stockholders' equity	$30,718,469	$29,467,815
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
PREMIUMS AND OTHER REVENUES
Premiums
Life	$104,802	$101,182	$306,365	$282,368
Annuity	18,698	27,960	63,436	69,413
Health	36,201	40,934	108,914	126,965
Property and Casualty	426,887	391,388	1,235,778	1,152,749
Other policy revenues	88,687	79,344	265,749	238,736
Net investment income	261,140	271,285	828,520	676,002
Net realized investment gains	20,138	17,387	49,979	25,474
(Increase) decrease in investment credit loss	5,969	(4,175)	25,562	(101,163)
Net gains on equity securities	681	152,147	267,425	118,397
Other income	12,026	9,683	32,813	31,152
Total premiums and other revenues	975,229	1,087,135	3,184,541	2,620,093
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	161,633	153,957	447,309	389,364
Annuity	29,222	46,424	116,662	126,209
Claims incurred
Health	23,935	27,933	74,376	89,544
Property and Casualty	299,956	258,412	824,697	768,682
Interest credited to policyholders’ account balances	82,251	128,946	301,274	271,406
Commissions for acquiring and servicing policies	171,219	138,365	488,817	409,290
Other operating expenses	151,971	126,413	435,380	385,516
Change in deferred policy acquisition costs	(7,088)	(8,387)	(64,049)	(14,762)
Total benefits, losses and expenses	913,099	872,063	2,624,466	2,425,249
Income before federal income tax and other items	62,130	215,072	560,075	194,844
Less: Provision (benefit) for federal income taxes
Current	12,624	20,789	50,811	31,578
Deferred	(814)	23,123	62,499	2,863
Total provision for federal income taxes	11,810	43,912	113,310	34,441
Income after federal income tax	50,320	171,160	446,765	160,403
Other components of net periodic pension benefit, net of tax	917	543	2,778	1,471
Net income	51,237	171,703	449,543	161,874
Less: Net income attributable to noncontrolling interest, net of tax	189	651	346	721
Net income attributable to American National	$51,048	$171,052	$449,197	$161,153
Amounts available to American National common stockholders
Earnings per share
Basic	$1.90	$6.36	$16.71	$6.00
Diluted	1.90	6.36	16.71	5.99
Weighted average common shares outstanding	26,877,200	26,877,200	26,877,200	26,879,178
Weighted average common shares outstanding and dilutive potential common shares	26,884,582	26,884,758	26,884,700	26,887,874
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$51,237	$171,703	$449,543	$161,874
Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	(46,717)	28,573	(103,585)	89,946
Foreign currency transaction and translation adjustments	(297)	371	122	(214)
Defined benefit pension plan adjustment	2,322	1,851	8,452	5,456
Total other comprehensive income (loss), net of tax	(44,692)	30,795	(95,011)	95,188
Total comprehensive income	6,545	202,498	354,532	257,062
Less: Comprehensive income attributable to noncontrolling interest	189	651	346	721
Total comprehensive income attributable to American National	$6,356	$201,847	$354,186	$256,341
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at January 1, 2021	$269	$47,683	$222,170	$6,188,148	$7,297	$6,465,567
Amortization of restricted stock	—	19	—	—	—	19
Other comprehensive loss	—	—	(102,211)	—	—	(102,211)
Net income attributable to American National	—	—	—	170,173	—	170,173
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,048)	—	(22,048)
Contributions	—	—	—	—	259	259
Distributions	—	—	—	—	(380)	(380)
Net income attributable to noncontrolling interest	—	—	—	—	100	100
Balance at March 31, 2021	$269	$47,702	$119,959	$6,336,273	$7,276	$6,511,479
Amortization of restricted stock	—	20	—	—	—	20
Other comprehensive income	—	—	51,892	—	—	51,892
Net income attributable to American National	—	—	—	227,976	—	227,976
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,047)	—	(22,047)
Contributions	—	—	—	—	—	—
Distributions	—	—	—	—	(339)	(339)
Net income attributable to noncontrolling interest	—	—	—	—	57	57
Balance at June 30, 2021	$269	$47,722	$171,851	$6,542,202	$6,994	$6,769,038
Amortization of restricted stock	—	20	—	—	—	20
Other comprehensive loss	—	—	(44,692)	—	—	(44,692)
Net income attributable to American National	—	—	—	51,048	—	51,048
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,048)	—	(22,048)
Contributions	—	—	—	—	64	64
Distributions	—	—	—	—	195	195
Net income attributable to noncontrolling interest	—	—	—	—	189	189
Balance at September 30, 2021	$269	$47,742	$127,159	$6,571,202	$7,442	$6,753,814
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

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$449,543	$161,874
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(49,979)	(25,474)
Increase (decrease) in investment credit loss	(25,562)	101,163
Accretion of premiums, discounts and loan origination fees	12,971	12,457
Net capitalized interest on policy loans and mortgage loans	(24,130)	(22,596)
Depreciation	38,211	39,389
Fair value of option securities	(70,434)	2,200
Fair value of equity securities	(267,425)	(118,397)
Interest credited to policyholders’ account balances	301,274	271,406
Charges to policyholders’ account balances	(265,749)	(238,736)
Deferred federal income tax expense	62,499	2,863
Income from equity method investments	(111,307)	(19,114)
Distributions from unconsolidated affiliates	89,625	45,233
Changes in:
Policyholder liabilities	252,913	187,393
Deferred policy acquisition costs	(64,049)	(14,762)
Reinsurance payables	(29,397)	(66,074)
Premiums due and other receivables	(50,082)	(30,611)
Prepaid reinsurance premiums	(1,294)	4,095
Accrued investment income	8,916	(10,799)
Current tax receivable	(34,285)	(4,711)
Liability for retirement benefits	11,025	(8,404)
Other, net	41,075	(17,352)
Net cash provided by operating activities	274,359	251,043
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Held-to-maturity securities	965,803	1,167,417
Available-for-sale securities	920,882	803,665
Equity securities	51,159	79,623
Real estate and real estate partnerships	19,976	45,645
Mortgage loans	727,848	313,009
Policy loans	40,038	40,502
Other invested assets	170,386	98,975
Disposals of property and equipment	65	16
Distributions from real estate and real estate partnerships	92,815	224
Distributions from investment funds	84,997	38,966
Payment for the purchase/origination of:
Held-to-maturity securities	(882,092)	(351,036)
Available-for-sale securities	(2,058,148)	(1,027,856)
Equity securities	(80,188)	(101,090)
Real estate and real estate partnerships	(8,328)	(12,232)
Mortgage loans	(450,916)	(466,472)
Policy loans	(14,974)	(17,196)
Other invested assets	(120,900)	(83,820)
Additions to property and equipment	(28,003)	(29,799)
Contributions to real estate and real estate partnerships	(89,200)	(56,578)
Contributions to investment funds	(401,467)	(147,170)
Change in short-term investments	491,758	(375,472)
Change in collateral held for derivatives	(8,946)	(43,816)
Other, net	2,454	(2,816)
Net cash used in investing activities	(574,981)	(127,311)

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Nine months ended September 30,
	2021	2020
FINANCING ACTIVITIES
Policyholders’ account deposits	$1,722,108	$905,424
Policyholders’ account withdrawals	(936,976)	(1,026,953)
Proceeds from Federal Home Loan Bank borrowings	—	500,000
Repayment of Federal Home Loan Bank borrowings	(250,000)	—
Change in notes payable	(3,325)	(3,209)
Dividends to stockholders	(66,143)	(66,140)
Payments to noncontrolling interest	(524)	(772)
Net cash provided by financing activities	465,140	308,350
NET INCREASE IN CASH AND CASH EQUIVALENTS	164,518	432,082
Cash and cash equivalents at beginning of the period	339,947	452,001
Cash and cash equivalents at end of the period	$504,465	$884,083

Supplemental cash flow information:
Interest paid	$328	$512
Income taxes paid, net	82,911	30,800
See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Operations

American National Group, Inc. ("ANAT" or the "Company"), through its consolidated subsidiaries (collectively “American National”) offers a broad portfolio of insurance products, including individual and group life insurance, annuities, health insurance, and property and casualty insurance. Business is conducted in all 50 states, the District of Columbia and Puerto Rico.

On August 6, 2021, ANAT entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookfield Asset Management Reinsurance Partners Ltd. (“Brookfield Reinsurance”), an exempted company limited by shares existing under the laws of Bermuda, and Freestone Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Brookfield Reinsurance (“Merger Sub”). On the terms and subject to the conditions of the Merger Agreement, at the closing, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity, which will become an indirect, wholly-owned subsidiary of Brookfield Reinsurance. The Merger was unanimously approved by the Company’s board of directors.

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

During the first quarter of 2021, we reclassified the Company's earnings from equity method investments in the condensed consolidated statements of operations from "Equity in earnings of unconsolidated affiliates" to "Net investment income." For the three and nine months ended September 30, 2020, $17.0 million and $19.1 million were reclassified, with no impact to net income. We also reclassified the related asset balances in the condensed consolidated statements of financial position from "Investments in unconsolidated affiliates" to "Real estate and real estate partnerships" and "Investment funds," with no impact to total assets. Management believes these reclassifications result in increased transparency to the users of the financial statements as it relates to the Company's invested assets and the performance of these investments that are tied to the primary operations of the Company.

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

Future Adoption of New Accounting Standards—The Financial Accounting Standards Board issued the following accounting guidance relevant to American National:

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

We are currently evaluating the impact of the amendment to the Company. Based on the nature of the standard, we expect the impact of adoption to be material to our Condensed Consolidated Financial Statements and Notes to the Condensed Consolidated Financial Statements.

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

The inventory of LIBOR exposures has been completed and is primarily limited to floating rate bonds, alternative investments, and borrowings within joint venture investments. Some of the contracts included in these categories will mature prior to December 31, 2021, the start of LIBOR rates cessations. The transition from LIBOR is expected to result in an immaterial impact to the Company's Condensed Consolidated Financial Statements or Notes to the Condensed Consolidated Financial Statements.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	September 30, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	$12,320	$—	$(157)	$—	$12,163
U.S. states and political subdivisions	108,155	2,226	(2,059)	—	108,322
Foreign governments	14,403	240	(110)	—	14,533
Corporate debt securities	6,995,994	479,215	(14,470)	(11,977)	7,448,762
Residential mortgage-backed securities	54,319	3,395	(448)	(506)	56,760
Collateralized debt securities	106,102	1,697	(299)	(1,009)	106,491
Total bonds held-to-maturity	7,291,293	486,773	(17,543)	(13,492)	7,747,031
Fixed maturity, bonds available-for-sale
U.S. treasury and government	25,880	180	(56)	—	26,004
U.S. states and political subdivisions	1,029,345	53,553	(2,394)	(16)	1,080,488
Foreign governments	5,000	980	—	—	5,980
Corporate debt securities	6,905,556	341,990	(24,882)	(3,569)	7,219,095
Residential mortgage-backed securities	32,321	602	(84)	(257)	32,582
Collateralized debt securities	209,585	688	(654)	(687)	208,932
Total bonds available-for-sale	8,207,687	397,993	(28,070)	(4,529)	8,573,081
Total investments in fixed maturity	$15,498,980	$884,766	$(45,613)	$(18,021)	$16,320,112

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	$7,733	$11	$—	$—	$7,744
U.S. states and political subdivisions	109,445	4,101	(11)	—	113,535
Foreign governments	3,851	374	—	—	4,225
Corporate debt securities	6,992,095	623,233	(9,117)	(7,475)	7,598,736
Residential mortgage-backed securities	114,579	5,065	(1,464)	(452)	117,728
Collateralized debt securities	139,709	6,864	(845)	(4,515)	141,213
Total bonds held-to-maturity	7,367,412	639,648	(11,437)	(12,442)	7,983,181
Fixed maturity, bonds available-for-sale
U.S. treasury and government	28,766	418	(1)	—	29,183
U.S. states and political subdivisions	1,066,627	73,976	(145)	—	1,140,458
Foreign governments	14,995	1,393	—	—	16,388
Corporate debt securities	5,887,756	471,205	(17,207)	(7,275)	6,334,479
Residential mortgage-backed securities	20,544	964	(29)	(188)	21,291
Collateralized debt securities	54,454	1,040	(94)	(19)	55,381
Total bonds available-for-sale	7,073,142	548,996	(17,476)	(7,482)	7,597,180
Total investments in fixed maturity	$14,440,554	$1,188,644	$(28,913)	$(19,924)	$15,580,361

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	September 30, 2021
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$730,763	$742,347	$441,452	$446,036
Due after one year through five years	2,547,132	2,713,348	3,153,728	3,347,317
Due after five years through ten years	3,046,253	3,272,173	2,663,455	2,801,606
Due after ten years	967,145	1,019,163	1,949,052	1,978,122
Total	$7,291,293	$7,747,031	$8,207,687	$8,573,081

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been presented based on the year of final contractual maturity.

Proceeds from sales of bonds available-for-sale, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Proceeds from sales of fixed maturity, bonds available-for-sale	$5,907	$32,859	$31,080	$164,372
Gross realized gains	—	212	59	624
Gross realized losses	—	(73)	—	(4,145)

Gains and losses are determined using specific identification of the securities sold. There was no transfer of bonds from held-to-maturity to available-for-sale during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, bonds below investment grade with a carrying value of $88.7 million, were transferred from held-to-maturity to available-for-sale after a deterioration in the issuers' creditworthiness.

In accordance with various regulations, American National has bonds on deposit with regulating authorities with a carrying value of $48.1 million and $47.7 million at September 30, 2021 and December 31, 2020, respectively. In addition, American National has pledged bonds in connection with agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $70.9 million and $111.0 million at September 30, 2021 and December 31, 2020, respectively.

The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Nine months ended September 30,
	2021	2020
Bonds available-for-sale: change in unrealized gains (losses)	$(161,597)	$160,045
Adjustments for
Deferred policy acquisition costs	24,645	(37,329)
Participating policyholders’ interest	5,458	(7,962)
Deferred federal income tax benefit (expense)	27,909	(24,808)
Change in net unrealized gains (losses) on debt securities, net of tax	$(103,585)	$89,946

The components of the change in net gains on equity securities are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Unrealized gains on equity securities	$397	$154,104	$269,536	$119,296
Net gains (losses) on equity securities sold	284	(1,957)	(2,111)	(899)
Net gains on equity securities	$681	$152,147	$267,425	$118,397

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of bonds available-for-sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below (in thousands, except number of issues):

	September 30, 2021
	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	8	$(49)	$17,451	1	$(7)	$2,861	9	$(56)	$20,312
U.S. states and political subdivisions	15	(1,888)	68,227	1	(506)	4,752	16	(2,394)	72,979
Corporate debt securities	168	(22,525)	1,341,169	15	(2,357)	65,833	183	(24,882)	1,407,002
Residential mortgage-backed securities	2	(81)	13,468	2	(3)	528	4	(84)	13,996
Collateralized debt securities	22	(602)	158,176	2	(52)	4,455	24	(654)	162,631
Total	215	$(25,145)	$1,598,491	21	$(2,925)	$78,429	236	$(28,070)	$1,676,920

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	1	$(1)	$2,868	—	$—	$—	1	$(1)	$2,868
U.S. states and political subdivisions	2	(145)	10,205	—	—	—	2	(145)	10,205
Corporate debt securities	43	(8,507)	270,249	8	(8,700)	13,270	51	(17,207)	283,519
Residential mortgage-backed securities	1	(21)	1,391	3	(8)	593	4	(29)	1,984
Collateralized debt securities	3	(93)	12,752	1	(1)	158	4	(94)	12,910
Total	50	$(8,767)	$297,465	12	$(8,709)	$14,021	62	$(17,476)	$311,486

A number of assumptions and estimates are inherent in evaluating whether an allowance for credit loss is necessary, which include the financial condition, near term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices. Based on this evaluation, unrealized losses on bonds available-for-sale where an allowance for credit loss was not recorded were concentrated in the Company's fixed maturity securities within the Oil, Gas and Coal exploration, production, and refining sector.

Equity securities by market sector distribution are shown below, based on fair value:

	September 30, 2021	December 31, 2020
Consumer goods	16.8%	19.3%
Energy and utilities	5.6	5.2
Finance	24.5	21.6
Healthcare	14.0	15.0
Industrials	7.2	7.4
Information technology	26.7	27.1
Other	5.2	4.4
Total	100.0%	100.0%

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

When the discounted cash flow method is used to determine the allowance for credit losses, management's estimates incorporate expected prepayments, if any. Model inputs are considered reasonable and supportable for three years. A mean reversion is applied in years four and five. Credit loss allowance is not measured on accrued interest receivable because the balance is written off to net investment income in a timely manner, within 90 days. Changes in the allowance for credit losses are recognized through the condensed consolidated statement of operations as change in investment credit loss.

No accrued interest receivables were written off as of September 30, 2021.

Note 4 – Investment in Securities – (Continued)

The rollforward of the allowance for credit losses for bonds held-to-maturity is shown below (in thousands):

	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Balance at January 1, 2021	$(7,475)	$(4,515)	$(452)	$(12,442)
Purchases	(228)	—	—	(228)
Disposition	125	—	—	125
Provision	(4,215)	(2,004)	(90)	(6,309)
Balance at March 31, 2021	$(11,793)	$(6,519)	$(542)	$(18,854)
Purchases	(974)	—	—	(974)
Disposition	104	551	—	655
Provision	(2,289)	4,244	16	1,971
Balance at June 30, 2021	$(14,952)	$(1,724)	$(526)	$(17,202)
Purchases	(101)	—	—	(101)
Disposition	194	—	—	194
Provision	2,882	715	20	3,617
Balance at September 30, 2021	$(11,977)	$(1,009)	$(506)	$(13,492)

	Foreign Governments	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Balance at January 1, 2020	$4	$(18,563)	$(2,968)	$(137)	$(21,664)
Purchases	—	(622)	(323)	—	(945)
Disposition	—	6,901	106	134	7,141
Provision	1	(6,117)	199	—	(5,917)
Balance at March 31, 2020	$5	$(18,401)	$(2,986)	$(3)	$(21,385)
Purchases	—	(116)	—	—	(116)
Disposition	—	200	—	—	200
Provision	(5)	(1,565)	454	3	(1,113)
Balance at June 30, 2020	$—	$(19,882)	$(2,532)	$—	$(22,414)
Purchases	—	(4)	(6)	—	(10)
Disposition	—	1,607	—	—	1,607
Provision	—	(231)	(408)	(35)	(674)
Balance at September 30, 2020	$—	$(18,510)	$(2,946)	$(35)	$(21,491)

Note 4 – Investment in Securities – (Continued)

The rollforward of the allowance for credit losses for available-for-sale debt securities is shown below (in thousands):

	U.S. Treasury and Government	U.S. State and Political Subdivisions	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Balance at January 1, 2021	$—	$—	$(7,275)	$(19)	$(188)	$(7,482)
Allowance on securities that had an allowance recorded in a previous period	—	—	(733)	(488)	(10)	(1,231)
Allowance on securities where credit losses were not previously recorded	(3)	—	—	—	—	(3)
Balance at March 31, 2021	$(3)	$—	$(8,008)	$(507)	$(198)	$(8,716)
Increase in allowance related to purchases	—	—	(981)	(192)	—	(1,173)
Reduction in allowance related to disposition	—	—	4,039	182	—	4,221
Allowance on securities that had an allowance recorded in a previous period	3	—	1,181	87	(5)	1,266
Allowance on securities where credit losses were not previously recorded	—	(8)	(720)	(26)	(2)	(756)
Balance at June 30, 2021	$—	$(8)	$(4,489)	$(456)	$(205)	$(5,158)
Increase in allowance related to purchases	—	—	(2,177)	(346)	—	(2,523)
Reduction in allowance related to disposition	—	—	56	—	—	56
Allowance on securities that had an allowance recorded in a previous period	—	8	3,339	238	(3)	3,582
Allowance on securities where credit losses were not previously recorded	—	(16)	(298)	(123)	(49)	(486)
Balance at September 30, 2021	$—	$(16)	$(3,569)	$(687)	$(257)	$(4,529)

	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Balance at January 1, 2020	$—	$—	$—	$—
Allowance on securities that had an allowance recorded in a previous period	(12,499)	(236)	(130)	(12,865)
Balance at March 31, 2020	$(12,499)	$(236)	$(130)	$(12,865)
Increase in allowance related to purchases	(73)	—	—	(73)
Reduction in allowance related to disposition	7	—	3	10
Allowance on securities that had an allowance recorded in a previous period	10,017	155	(83)	10,089
Allowance on securities where credit losses were not previously recorded	(1,276)	—	—	(1,276)
Balance at June 30, 2020	$(3,824)	$(81)	$(210)	$(4,115)
Increase in allowance related to purchases	(28)	—	—	(28)
Reduction in allowance related to disposition	33	—	—	33
Allowance on securities that had an allowance recorded in a previous period	1,153	74	16	1,243
Allowance on securities where credit losses were not previously recorded	(4,771)	—	—	(4,771)
Balance at September 30, 2020	$(7,437)	$(7)	$(194)	$(7,638)

Note 4 – Investment in Securities – (Continued)

Credit Quality Indicators

The Company monitors the credit quality of bonds held-to-maturity through the use of credit ratings, which are updated on a monthly basis. Information is also gathered regarding the asset performance of held-to-maturity bonds. The two traditional metrics for assessing interest rate risks are interest-coverage ratios and capitalization ratios, which can also be used in the assessment of credit risk. These risks are mitigated through the diversification of bond investments. Categories of diversification include credit ratings, geographic locations, maturities, and market sector.

The credit quality indicators for the amortized cost of bonds held-to-maturity are shown below (in thousands):

	September 30, 2021
	Amortized cost of bonds held-to-maturity by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. treasury and government	$—	$12,320	$—	$—	$—	$12,320
U.S. state and political subdivisions	14,867	52,852	9,193	25,853	5,390	108,155
Foreign governments	—	13,385	1,018	—	—	14,403
Corporate debt securities	31,259	401,106	3,240,129	3,230,894	92,606	6,995,994
Collateralized debt securities	—	—	67,866	33,339	4,897	106,102
Residential mortgage backed securities	—	53,031	—	—	1,288	54,319
Total	$46,126	$532,694	$3,318,206	$3,290,086	$104,181	$7,291,293

	December 31, 2020
	Amortized cost of bonds held-to-maturity by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. treasury and government	$—	$7,733	$—	$—	$—	$7,733
U.S. state and political subdivisions	25,831	43,964	34,893	—	4,757	109,445
Foreign governments	—	2,820	1,031	—	—	3,851
Corporate debt securities	1,956	262,830	2,976,571	3,647,496	103,242	6,992,095
Collateralized debt securities	—	—	107,795	31,914	—	139,709
Residential mortgage backed securities	—	112,995	—	—	1,584	114,579
Total	$27,787	$430,342	$3,120,290	$3,679,410	$109,583	$7,367,412

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

	September 30, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
East North Central	$736,044	14.7%	$783,614	14.9%
East South Central	112,150	2.3	146,052	2.8
Mountain	1,243,779	24.9	1,284,555	24.5
Pacific	797,586	15.9	806,426	15.4
South Atlantic	550,256	11.0	619,405	11.8
West South Central	1,247,386	24.9	1,313,848	25.1
Other	315,777	6.3	288,631	5.5
Total	$5,002,978	100.0%	$5,242,531	100.0%

As of September 30, 2021 and December 31, 2020, loans in foreclosure and loans foreclosed are as follows (in thousands, except number of loans):

	September 30, 2021		December 31, 2020
Foreclosure and foreclosed	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
In foreclosure	—	$—	1	$5,168
Filed for bankruptcy*	—	—	1	9,230
Total in foreclosure	—	$—	2	$14,398

Foreclosed	—	$—	2	$8,603
*Borrower filed for bankruptcy after foreclosure proceedings had begun.

The age analysis of past due loans is shown below (in thousands, except percentages):

	30-59 Days Past Due	60-89 Days Past Due	More Than 90 Days Past Due	Total	Current	Total
September 30, 2021						Amount	Percentage
Apartment	$—	$—	$—	$—	$506,243	$506,243	9.9%
Hotel	—	—	—	—	923,268	923,268	18.1
Industrial	—	—	—	—	904,189	904,189	17.7
Office	—	—	—	—	1,412,399	1,412,399	27.6
Parking	—	—	—	—	362,168	362,168	7.1
Retail	—	—	—	—	740,439	740,439	14.5
Storage	—	—	—	—	139,186	139,186	2.7
Other	—	2,258	—	2,258	119,725	121,983	2.4
Total	$—	$2,258	$—	$2,258	$5,107,617	$5,109,875	100.0%
Allowance for credit losses						(106,897)
Total, net of allowance						$5,002,978
December 31, 2020
Apartment	$—	$—	$—	$—	$557,159	$557,159	10.5%
Hotel	30,315	30,158	—	60,473	853,522	913,995	17.0
Industrial	14,930	—	5,168	20,098	836,105	856,203	15.9
Office	24,804	—	9,230	34,034	1,522,197	1,556,231	29.0
Parking	48,825	29,355	—	78,180	286,107	364,287	6.8
Retail	4,991	—	25,779	30,770	760,907	791,677	14.7
Storage	—	—	—	—	165,561	165,561	3.1
Other	—	—	—	—	163,121	163,121	3.0
Total	$123,865	$59,513	$40,177	$223,555	$5,144,679	$5,368,234	100.0%
Allowance for credit losses						(125,703)
Total, net of allowance						$5,242,531

Note 5 – Mortgage Loans – (Continued)

As a result of the economic impact associated with COVID-19, American National modified 93 loans with a total balance of $1.6 billion during the second and third quarters of 2020. These modifications were in the form of forbearance of principal and interest payments for up to six months, extensions of maturity dates, and/or provisions for interest only payments. The modifications were primarily related to our loans to hotels, retail and parking operations. Due to the ongoing economic stress brought on by the pandemic, additional modifications for 33 of these loans with a total balance of $739.7 million were made during 2021. These additional modifications extended the forbearance of principal and interest payments and interest only provisions with a requirement for the payment of at least 20% of the total interest due during the extended modification period. The modified loans had an aggregate deferred interest of $8.0 million as of September 30, 2021.

There were no unamortized purchase discounts as of September 30, 2021 and December 31, 2020. Total mortgage loans were net of unamortized origination fees of $24.5 million and $26.1 million at September 30, 2021 and December 31, 2020, respectively. No unearned income is included in these amounts.

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

Loans determined to be troubled debt restructures during the periods presented is as follows (in thousands, except number of loans):

	Nine months ended September 30,
	2021			2020
	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
Office	3	$44,828	$44,828	7	$76,201	$76,201
Retail	3	32,711	32,711	6	79,911	79,911
Industrial	—	—	—	2	11,473	11,473
Hotel	—	—	—	34	811,007	811,007
Parking	1	9,716	9,716	13	168,740	168,740
Storage	1	8,947	8,947	—	—	—
Other	—	—	—	5	119,738	119,738
Total	8	$96,202	$96,202	67	$1,267,070	$1,267,070

As of September 30, 2021, a total of 74 loans with a recorded investment of $1.4 billion were designated a troubled debt restructure. There are no commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented. The decrease in loans determined to be a troubled debt restructuring in the nine months ended September 30, 2021 is primarily attributable to improved economic conditions after lifting of COVID-19 related restrictions.

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

The rollforward of the allowance for credit losses for mortgage loans is shown below (in thousands):

Commercial Mortgage Loans
Balance at January 1, 2021	$(125,703)
Provision	(885)
Balance at March 31, 2021	$(126,588)
Provision	17,630
Balance at June 30, 2021	$(108,958)
Provision	2,061
Balance at September 30, 2021	$(106,897)

Commercial Mortgage Loans
Balance at January 1, 2020	$(19,160)
Cumulative adjustment at January 1, 2020	(11,216)
Provision	(29,069)
Balance at March 31, 2020	$(59,445)
Provision	(52,035)
Balance at June 30, 2020	$(111,480)
Provision	(1,436)
Balance at September 30, 2020	$(112,916)

The change in allowance for the nine months ended September 30, 2021 was primarily driven by a favorable response of the hospitality and retail industries to re-opening of the economy and resulting increases in travel and brick-and-mortar shopping.

The asset and allowance balances for credit losses for mortgage loans by property-type are shown below (in thousands):

	September 30, 2021		December 31, 2020
	Asset Balance	Allowance	Asset Balance	Allowance
Apartment	$506,243	$(2,241)	$557,159	$(8,845)
Hotel	923,268	(43,365)	913,995	(45,596)
Industrial	904,189	(5,043)	856,203	(2,516)
Office	1,412,399	(30,022)	1,556,231	(33,373)
Parking	362,168	(17,018)	364,287	(18,178)
Retail	740,439	(6,823)	791,677	(10,856)
Storage	139,186	(610)	165,561	(2,509)
Other	121,983	(1,775)	163,121	(3,830)
Total	$5,109,875	$(106,897)	$5,368,234	$(125,703)

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

	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Apartment	$1,697	$69,866	$254,562	$22,166	$120,436	$37,516	$506,243
Hotel	—	33,010	88,011	203,828	218,931	379,488	923,268
Industrial	125,914	269,948	153,789	113,858	38,406	202,274	904,189
Office	2,759	31,598	60,917	198,379	316,907	801,839	1,412,399
Parking	—	28,658	13,803	26,970	8,498	284,239	362,168
Retail	4,672	69,132	38,831	72,046	74,557	481,201	740,439
Storage	—	27,430	48,360	37,354	17,095	8,947	139,186
Other	24,466	—	21,656	30,046	1,650	44,165	121,983
Total	$159,508	$529,642	$679,929	$704,647	$796,480	$2,239,669	$5,109,875
Allowance for credit losses							(106,897)
Total, net of allowance							$5,002,978

Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. It is the Company's policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. At September 30, 2021, no commercial loans were past due over 90 days or in non-accrual status.

Off-Balance Sheet Credit Exposures

The Company has off-balance sheet credit exposures related to non-cancellable unfunded commitment amounts on commercial mortgage loans. We estimate the allowance for these exposures by applying the allowance rate we computed for each property type to the related outstanding commitment amounts. As of September 30, 2021, we have included a $6.7 million liability in other liabilities on the condensed consolidated statements of financial position based on unfunded loan commitments of $839.5 million.

Note 6 - Real Estate and Other Investments

The carrying amount of investment real estate, net of accumulated depreciation, and real estate partnerships by property-type and geographic distribution are as follows (in thousands, except percentages):

	September 30, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
Hotel	$56,817	6.1%	$67,857	7.1%
Industrial	130,546	14.1	132,757	13.8
Land	38,564	4.2	51,220	5.3
Office	281,120	30.4	299,500	31.2
Retail	272,665	29.4	268,588	28.0
Apartments	133,977	14.5	120,847	12.6
Other	12,465	1.3	19,803	2.0
Total	$926,154	100.0%	$960,572	100.0%

Note 6 – Real Estate and Other Investments – (Continued)

	September 30, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
East North Central	$100,276	10.8%	$81,310	8.5%
East South Central	60,771	6.6	65,302	6.8
Mountain	122,528	13.2	133,233	13.9
Pacific	113,520	12.3	127,421	13.3
South Atlantic	73,807	8.0	97,801	10.1
West South Central	445,499	48.1	434,722	45.3
Other	9,753	1.0	20,783	2.1
Total	$926,154	100.0%	$960,572	100.0%

As of September 30, 2021, no real estate investments met the criteria as held-for-sale.

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

The assets and liabilities relating to the VIEs included in the condensed consolidated financial statements are as follows (in thousands):

	September 30, 2021	December 31, 2020
Real estate and real estate partnerships	$128,746	$131,405
Investment funds	50,000	—
Short-term investments	500	500
Cash and cash equivalents	9,441	8,070
Premiums due and other receivables	2,929	3,484
Other assets	11,784	13,796
Total assets of consolidated VIEs	$203,400	$157,255
Notes payable	$150,378	$153,703
Other liabilities	7,003	8,490
Total liabilities of consolidated VIEs	$157,381	$162,193

The notes payable in the condensed consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $3.0 million at September 30, 2021 and December 31, 2020, respectively.

The total long-term notes payable of the consolidated VIEs consists of the following (in thousands):

Interest rate	Maturity	September 30, 2021	December 31, 2020
LIBOR	2023	$10,819	$10,819
4% fixed	2022	76,123	78,565
4.18% fixed	2024	63,436	64,319
Total		$150,378	$153,703

Note 6 – Real Estate and Other Investments – (Continued)

For other VIEs in which American National is a partner, it is not the primary beneficiary, and these entities are not consolidated, as the major decisions that most significantly impact the economic activities of the VIE require consent of all partners. The carrying amount and maximum exposure to loss relating to unconsolidated VIEs follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate and real estate partnerships	$349,007	$349,007	$368,588	$368,588
Mortgage loans on real estate	715,410	715,410	722,917	722,917
Accrued investment income	3,557	3,557	4,980	4,980

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

The Company’s total investment in investment funds and other partnerships, of which substantially all are limited liability companies ("LLCs") or limited partnerships, was comprised of $814.5 million and $477.1 million at September 30, 2021 and December 31, 2020, respectively.

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

Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Financial Position	September 30, 2021			December 31, 2020
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value

Equity-indexed options	Other invested assets	454	$3,357,400	$229,690	455	$2,867,600	$242,201
Equity-indexed embedded derivative	Policyholders’ account balances	120,467	3,267,671	767,920	112,103	2,748,540	705,013

Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended September 30,		Nine months ended September 30,
		2021	2020	2021	2020
Equity-indexed options	Net investment income	$1,365	$38,738	$70,434	$(2,200)
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	9,607	(44,792)	(45,542)	(17,702)

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

Note 7 – Derivative Instruments – (Continued)

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		September 30, 2021
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts Used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Bank of America	A2/A-	$676	$390	$—	$390	$390	$—	$286
Barclays	Baa2/BBB	41,501	24,233	18,100	42,333	41,501	832	—
Credit Suisse	Baa1/BBB+	25,194	26,360	—	26,360	25,194	1,166	—
ING	Baa1/A-	12,171	2,100	10,300	12,400	12,171	229	—
Morgan Stanley	A1/BBB+	59,145	54,516	5,700	60,216	59,145	1,071	—
NATIXIS*	A1/A	25,731	26,170	—	26,170	25,731	439	—
Truist	A3/A-	32,235	21,890	11,000	32,890	32,235	655	—
Wells Fargo	A1/BBB+	33,037	24,180	9,900	34,080	33,037	1,043	—
Total		$229,690	$179,839	$55,000	$234,839	$229,404	$5,435	$286

		December 31, 2020
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts Used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$51,489	$31,513	$18,100	$49,613	$49,613	$—	$1,876
Credit Suisse	Baa1/BBB+	9,447	8,680	—	8,680	8,680	—	767
Goldman-Sachs	A3/BBB+	1,227	1,170	—	1,170	1,170	—	57
ING	Baa1/A-	20,606	10,450	10,300	20,750	20,606	144	—
Morgan Stanley	A2/BBB+	37,406	30,616	5,700	36,316	36,316	—	1,090
NATIXIS*	A1/A+	30,567	30,720	—	30,720	30,567	153	—
Truist	A3/A-	52,127	43,960	11,000	54,960	52,127	2,833	—
Wells Fargo	A2/BBB+	39,332	29,370	9,900	39,270	39,270	—	62
Total		$242,201	$186,479	$55,000	$241,479	$238,349	$3,130	$3,852
*Collateral is prohibited from being held in invested assets.

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Bonds	$132,725	$138,743	$392,838	$426,624
Equity securities	8,316	7,905	24,116	23,671
Mortgage loans	60,722	61,561	199,910	181,334
Real estate and real estate partnerships	15,796	5,091	44,725	20,360
Investment funds	32,962	11,817	71,950	2,080
Equity-indexed options	1,365	38,738	70,434	(2,200)
Other invested assets	9,254	7,430	24,547	24,133
Total	$261,140	$271,285	$828,520	$676,002

Net investment income from equity method investments, comprised of real estate partnerships and investment funds was $46.4 million and $17.0 million for the three months ended September 30, 2021 and 2020 and $109.3 million and $19.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Net realized investment gains (losses) are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Bonds	$22,939	$6,117	$42,106	$15,547
Mortgage loans	—	—	(768)	—
Real estate and real estate partnerships	(1,705)	11,265	9,387	9,951
Other invested assets	(1,096)	5	(746)	(24)
Total	$20,138	$17,387	$49,979	$25,474

Net realized investment gains (losses) by transaction type are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Sales	$(1,209)	$11,417	$11,716	$7,799
Calls and maturities	23,081	5,986	41,657	19,131
Paydowns	(142)	(7)	390	(61)
Impairments	(1,380)	—	(3,413)	(1,276)
Other	(212)	(9)	(371)	(119)
Total	$20,138	$17,387	$49,979	$25,474

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity	$7,277,801	$7,747,031	$7,354,970	$7,983,181
Fixed maturity, bonds available-for-sale	8,573,081	8,573,081	7,597,180	7,597,180
Equity securities	2,383,478	2,383,478	2,070,766	2,070,766
Equity-indexed options, included in other invested assets	229,690	229,690	242,201	242,201
Mortgage loans on real estate, net of allowance	5,002,978	5,241,982	5,242,531	5,451,152
Policy loans	364,960	364,960	373,014	373,014
Short-term investments	536,621	536,621	1,028,379	1,028,379
Separate account assets ($1,223,525 and $1,153,702 included in fair value hierarchy)	1,260,427	1,260,427	1,185,467	1,185,467
Separately managed accounts, included in other invested assets	97,157	97,157	64,424	64,424
Total financial assets	$25,726,193	$26,434,427	$25,158,932	$25,995,764
Financial liabilities
Investment contracts	$10,794,070	$10,794,070	$10,101,764	$10,101,764
Embedded derivative liability for equity-indexed contracts	767,920	767,920	705,013	705,013
Notes payable	150,378	150,378	153,703	153,703
Federal Home Loan Bank advance	—	—	250,000	250,227
Separate account liabilities ($1,223,525 and $1,153,702 included in fair value hierarchy)	1,260,427	1,260,427	1,185,467	1,185,467
Total financial liabilities	$12,972,795	$12,972,795	$12,395,947	$12,396,174

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

No gains or losses were recognized on assets transferred to separate accounts for the nine months ended September 30, 2021 and 2020, respectively.

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
•Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At September 30, 2021 and December 31, 2020, the one year implied volatility used to estimate embedded derivative value was 20.9% and 17.6%, respectively.

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	September 30, 2021	December 31, 2020	Unobservable Input	September 30, 2021	December 31, 2020
Security type
Embedded derivative
Indexed Annuities	$741.5	$670.8	Lapse Rate	1-50%	1-50%
			Mortality Multiplier	100%	100%
			Equity Volatility	14-67%	16-69%
Indexed Life	26.4	34.2	Equity Volatility	14-67%	16-69%

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Assets and Liabilities Carried at Fair Value by Hierarchy Level at September 30, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$26,004	$26,004	$—	$—
U.S. states and political subdivisions	1,080,488	—	1,080,488	—
Foreign governments	5,980	—	5,980	—
Corporate debt securities	7,219,095	—	7,050,921	168,174
Residential mortgage-backed securities	32,582	—	32,582	—
Collateralized debt securities	208,932	—	208,932	—
Total bonds available-for-sale	8,573,081	26,004	8,378,903	168,174
Equity securities
Common stock	2,337,313	2,335,668	—	1,645
Preferred stock	46,165	13,136	—	33,029
Total equity securities	2,383,478	2,348,804	—	34,674
Options	229,690	—	—	229,690
Short-term investments	536,621	—	536,621	—
Separate account assets	1,223,525	351,433	872,092	—
Separately managed accounts	97,157	—	—	97,157
Total financial assets	$13,043,552	$2,726,241	$9,787,616	$529,695
Financial liabilities
Embedded derivative for equity-indexed contracts	$767,920	$—	$—	$767,920
Notes payable	150,378	—	—	150,378
Separate account liabilities	1,223,525	351,433	872,092	—
Total financial liabilities	$2,141,823	$351,433	$872,092	$918,298

	Assets and Liabilities Carried at Fair Value by Hierarchy Level at December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$29,183	$—	$29,183	$—
U.S. states and political subdivisions	1,140,458	—	1,140,458	—
Foreign governments	16,388	—	16,388	—
Corporate debt securities	6,334,479	—	6,224,042	110,437
Residential mortgage-backed securities	21,291	—	21,291	—
Collateralized debt securities	55,381	—	55,381	—
Total bonds available-for-sale	7,597,180	—	7,486,743	110,437
Equity securities
Common stock	2,055,229	2,054,789	—	440
Preferred stock	15,537	14,909	—	628
Total equity securities	2,070,766	2,069,698	—	1,068
Options	242,201	—	—	242,201
Short-term investments	1,028,379	—	1,028,379	—
Separate account assets	1,153,702	309,425	844,277	—
Separately managed accounts	64,424	—	—	64,424
Total financial assets	$12,156,652	$2,379,123	$9,359,399	$418,130
Financial liabilities
Embedded derivative for equity-indexed contracts	$705,013	$—	$—	$705,013
Notes payable	153,703	—	—	153,703
Separate account liabilities	1,153,702	309,425	844,277	—
Total financial liabilities	$2,012,418	$309,425	$844,277	$858,716

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended September 30, 2021				Nine months ended September 30, 2021
	Assets			Liability	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Beginning balance	$137,790	$260,053	$77,904	$776,430	$111,505	$242,201	$64,424	$705,013
Net gain for derivatives included in net investment income	—	1,365	—	—	—	70,434	—	—
Net change included in interest credited	—	—	—	(9,607)	—	—	—	45,542
Net fair value change included in other comprehensive income	541	—	(195)	—	2,422	—	427	—
Purchases, sales and settlements or maturities
Purchases	72,443	23,487	23,250	—	118,623	69,917	45,961	—
Sales	(5,907)	—	(3,802)	—	(29,162)	—	(13,655)	—
Settlements or maturities	—	(55,215)	—	—	—	(152,862)	—	—
Premiums less benefits	—	—	—	1,097	—	—	—	17,365
Gross transfers into Level 3	—	—	—	—	1,479	—	—	—
Gross transfers out of Level 3	(2,019)	—	—	—	(2,019)	—	—	—
Ending balance at September 30, 2021	$202,848	$229,690	$97,157	$767,920	$202,848	$229,690	$97,157	$767,920

	Level 3
	Three months ended September 30, 2020				Nine months ended September 30, 2020
	Assets			Liability	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Beginning balance	$104,138	$191,486	$51,537	$675,970	$45,307	$256,005	$50,503	$731,552
Net gain (loss) for derivatives included in net investment income	—	38,738	—	—	—	(2,200)	—	—
Net change included in interest credited	—	—	—	44,792	—	—	—	17,702
Net fair value change included in other comprehensive income	6	—	3,663	—	4	—	(397)	—
Purchases, sales and settlements or maturities
Purchases	15,222	19,257	7,421	—	124,390	57,695	16,463	—
Sales	(380)	—	(569)	—	(50,715)	—	(4,517)	—
Settlements or maturities	—	(35,699)	—	—	—	(97,718)	—	—
Premiums less benefits	—	—	—	(26,982)	—	—	—	(55,474)
Ending balance at September 30, 2020	$118,986	$213,782	$62,052	$693,780	$118,986	$213,782	$62,052	$693,780

Within the net gain (loss) for derivatives included in net investment income were unrealized losses of $20.7 million and unrealized gains of $38.8 million, relating to assets still held at September 30, 2021 and 2020, respectively.

There were no transfers between Level 1 and Level 2 fair value hierarchies during the periods presented. American National’s valuation of financial instruments categorized as Level 3 in the fair value hierarchy are based on valuation techniques that use significant inputs that are unobservable or had a decline in market activity that obscured observability. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources. The transfers into Level 3 during the three months ended September 30, 2021 were the result of securities not being priced by the third-party service at the end of the period.

Equity-Index Options—Certain over the counter equity options are valued using models that are widely accepted in the financial services industry. These are categorized as Level 3 as a result of the significance of non-market observable inputs such as volatility and forward price/dividend assumptions. Other primary inputs include interest rate assumptions (risk-free rate assumptions), and underlying equity quoted index prices for identical or similar assets in markets that exhibit less liquidity relative to those markets.

Note 9 – Fair Value of Financial Instruments – (Continued)

The following summarizes the fair value (in thousands), valuation techniques and unobservable inputs of the Level 3 fair value measurements:

	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Range/Weighted Average
Security type
Investment securities
Common stock	$1,645	Guideline public company method (1)	Recurring Revenue Multiple (2)	7.75x
		Option pricing method	LTM EBITDA Multiple (3)	20x
Preferred stock	33,029	Guideline public company method	LTM Revenue Multiple (4)	5.50x
		Priced at cost	LTM EBITDA Multiple	5.30x
			Term (years)	2.08
			Volatility	55.00%
Bonds	168,174	Priced at cost	Coupon rate	2.65-9.75%
Separately managed accounts	97,157	Discounted cash flows (yield analysis)	Discount rate	6.78-15.53%
		Market transaction	N/A	N/A

	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	Range/Weighted Average
Security type
Investment securities
Common stock	$440	Option pricing method	Term (years)	2.83
			Volatility	45.00%
		Market transaction	N/A	N/A
Preferred stock	628	Option pricing method	Term (years)	2.83
			Volatility	45.00%
		Market transaction	N/A	N/A
Bonds	110,437	Priced at cost	Coupon rate	2.72-8.00%
Separately managed accounts	64,424	Discounted cash flows (yield analysis)	Discount rate	7.25-14.71%
		Market transaction	N/A	N/A
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
(4)LTM EBITDA multiple valuation metric shows revenue for the past 12 month period.

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

Note 9 – Fair Value of Financial Instruments – (Continued)

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below (in thousands):

	September 30, 2021
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. Treasury and government	Level 1	$12,320	$12,163
U.S. states and political subdivisions	Level 2	108,155	108,322
Foreign governments	Level 2	14,403	14,533
Corporate debt securities	Level 2	6,984,017	7,448,762
Residential mortgage-backed securities	Level 2	53,813	56,760
Collateralized debt securities	Level 2	105,093	106,491
Total fixed maturity, bonds held-to-maturity		7,277,801	7,747,031
Mortgage loans on real estate, net of allowance	Level 3	5,002,978	5,241,982
Policy loans	Level 3	364,960	364,960
Total financial assets		$12,645,739	$13,353,973
Financial liabilities
Investment contracts	Level 3	$10,794,070	$10,794,070
Notes payable	Level 3	150,378	150,378
Total financial liabilities		$10,944,448	$10,944,448

	December 31, 2020
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	Level 2	$7,732	$7,744
U.S. states and political subdivisions	Level 2	109,445	113,535
Foreign governments	Level 2	3,851	4,225
Corporate debt securities	Level 2	6,981,597	7,595,712
Corporate debt securities	Level 3	3,024	3,024
Residential mortgage-backed securities	Level 2	114,127	117,728
Collateralized debt securities	Level 2	135,194	141,213
Total fixed maturity, bonds held-to-maturity		7,354,970	7,983,181
Mortgage loans on real estate, net of allowance	Level 3	5,242,531	5,451,152
Policy loans	Level 3	373,014	373,014
Total financial assets		$12,970,515	$13,807,347
Financial liabilities
Investment contracts	Level 3	$10,101,764	$10,101,764
Notes payable	Level 3	153,703	153,703
Federal Home Loan Bank advance	Level 2	250,000	250,227
Total financial liabilities		$10,505,467	$10,505,694

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs (“DAC”) are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Beginning balance at January 1, 2021	$896,208	$309,056	$32,885	$122,062	$1,360,211
Additions	122,234	78,775	9,211	275,071	485,291
Amortization	(80,995)	(65,037)	(11,907)	(263,303)	(421,242)
Effect of change in unrealized gains on available-for-sale debt securities	6,939	17,706	—	—	24,645
Net change	48,178	31,444	(2,696)	11,768	88,694
Ending balance at September 30, 2021	$944,386	$340,500	$30,189	$133,830	$1,448,905

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Nine months ended September 30,
	2021	2020
Unpaid claims balance, beginning	$1,354,213	$1,322,837
Less: Reinsurance recoverables	243,084	246,447
Net beginning balance	1,111,129	1,076,390
Incurred related to
Current	960,748	904,890
Prior years	(65,493)	(53,090)
Total incurred claims	895,255	851,800
Paid claims related to
Current	512,515	495,325
Prior years	335,065	334,054
Total paid claims	847,580	829,379
Net balance	1,158,804	1,098,811
Plus: Reinsurance recoverables	277,109	286,188
Unpaid claims balance, ending	$1,435,913	$1,384,999

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $65.5 million during the first nine months of 2021 and decreased by $53.1 million during the same period in 2020. The favorable development in 2021 was a reflection of lower-than-anticipated settlement of losses arising from commercial automobile, agribusiness, private passenger automobile, guaranteed asset protection waiver, and collateral protection insurance lines of business. The favorable development in 2020 was a reflection of lower-than-anticipated settlement of losses in the private passenger automobile, agribusiness, and workers compensation lines of business.

For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at September 30, 2021 and December 31, 2020 was $18.3 million and $20.5 million, respectively.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended September 30,				Nine months ended September 30,
	2021		2020		2021		2020
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
Total expected income tax expense at the statutory rate	$13,048	21.0%	$45,165	21.0%	$117,616	21.0%	$40,917	21.0%
Tax-exempt investment income	(1,182)	(1.9)	(1,062)	(0.5)	(3,465)	(0.6)	(3,149)	(1.6)
Dividend exclusion	(1,127)	(1.8)	10	—	(2,719)	(0.5)	(2,295)	(1.2)
Tax credits, net	(782)	(1.3)	(2,127)	(1.0)	(3,747)	(0.7)	(6,056)	(3.1)
Low income housing tax credit expense	955	1.5	997	0.5	3,843	0.7	3,753	1.9
Change in valuation allowance	580	0.9	11	—	613	0.1	134	0.1
Other items, net	318	0.6	918	0.4	1,169	0.2	1,137	0.6
Total	$11,810	19.0%	$43,912	20.4%	$113,310	20.2%	$34,441	17.7%

As of September 30, 2021, American National had no material net operating loss or tax credit carryforwards.

American National’s federal income tax returns for tax years 2016 and 2018 to 2020 are subject to examination by the Internal Revenue Service. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.

As of September 30, 2021, American National had no provision for uncertain tax positions and no provision for penalties or interest. In addition, management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would impact American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2021	$292,166	$(67,130)	$(2,866)	$222,170
Amounts reclassified from AOCI (net of tax benefit $6,493 and expense $2,247)	(24,424)	8,452	—	(15,972)
Unrealized holding losses arising during the period (net of tax benefit $27,364)	(102,943)	—	—	(102,943)
Unrealized adjustment to DAC (net of tax expense $5,175)	19,470	—	—	19,470
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $1,146)	4,312	—	—	4,312
Foreign currency adjustment (net of tax expense $32)	—	—	122	122
Ending balance at September 30, 2021	$188,581	$(58,678)	$(2,744)	$127,159

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2020	$157,851	$(55,232)	$(3,101)	$99,518
Amounts reclassified from AOCI (net of tax benefit $1,179 and expense $1,450)	(4,434)	5,456	—	1,022
Unrealized holding gains arising during the period (net of tax expense $34,600)	130,160	—	—	130,160
Unrealized adjustment to DAC (net of tax benefit $7,839)	(29,490)	—	—	(29,490)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $1,672)	(6,290)	—	—	(6,290)
Foreign currency adjustment (net of tax benefit $57)	—	—	(214)	(214)
Ending balance at September 30, 2020	$247,797	$(49,776)	$(3,315)	$194,706

Note 14 – Stockholders’ Equity and Noncontrolling Interests

ANAT has one class of common stock with a par value $0.01 per share and 50,000,000 authorized shares. Each issued and outstanding share of the Company's common stock will be converted into the right to receive $190.00 in cash without interest pursuant to the Merger Agreement with Brookfield Reinsurance. Refer to Note 1, Nature of Operations, for more information. The number of shares outstanding at the dates indicated are shown below:

	September 30, 2021	December 31, 2020
Common stock
Shares issued	26,887,200	26,887,200
Restricted shares	(10,000)	(10,000)
Unrestricted outstanding shares	26,877,200	26,877,200

Stock-based Compensation

American National has made grants of Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, and Restricted Stock Units (“RSU”), pursuant to a stock-based compensation plan. The term for granting additional awards under such plan expired in 2019. Pursuant to the plan, grants were made to certain officers meeting established performance objectives, and grants were made to directors as compensation and to align their interests with those of other shareholders. In addition, American National has made grants to directors and advisory directors of RSUs that are cash-settled only, with no provision for conversion to stock. During the second quarter of 2021, 10,197 of such cash-settled RSUs were granted and remain outstanding at September 30, 2021 as shown in the table below.

RS and RSU information for the periods indicated are shown below:

	RS Shares		RSUs
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2020	10,000	$80.05	8,250	$75.35
Granted	—	—	10,197	113.35
Exercised	—	—	(8,250)	75.35
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at September 30, 2021	10,000	$80.05	10,197	$113.35

	SAR	RS Shares	RSUs
Weighted-average contractual remaining life (in years)	0.00	1.42	0.58
Exercisable shares	—	N/A	N/A
Weighted-average exercise price	$—	$80.05	$113.35
Weighted-average exercise price exercisable shares	—	N/A	N/A
Compensation expense (credit)
Three months ended September 30, 2021	$—	$20,000	$464,000
Three months ended September 30, 2020	—	20,000	360,000
Nine months ended September 30, 2021	$—	$60,000	$1,815,000
Nine months ended September 30, 2020	(1,000)	60,000	176,000
Fair value of liability award
September 30, 2021	$—	N/A	$1,928,000
December 31, 2020	—	N/A	793,000

The SARs gave the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vested at a rate of 20% per year for five years and expired five years after vesting. All remaining SARs expired on May 1, 2020.

RS awards entitle the participant to full dividend and voting rights. Each RS share awarded has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition, and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years and feature a graded vesting schedule in the case of the retirement, death or disability of an award holder or change in control. Restricted stock awards for 350,334 shares have been granted at an exercise price of zero, of which 10,000 shares are unvested.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

RSU awards to our directors and advisory directors are settled in cash based upon the market price of our common stock after one-year or earlier upon death, disability or retirement from service after age 65 or change in control. During the twelve months ended December 31, 2020, 8,250 RSUs were granted and vested on May 1, 2021 and were settled in cash. A new grant of 10,197 RSUs was awarded to directors and advisory directors on May 1, 2021 with one-year cliff vesting which will be settled in cash.

Pursuant to the Merger Agreement with Brookfield Reinsurance, each outstanding and unvested restricted share award and restricted stock unit award will vest and be converted into the right to receive cash payment equal to $190.00 multiplied by the total number of shares of common stock subject to such award prior to the effective date of the merger with Brookfield Reinsurance. Refer to Note 1, Nature of Operations, for more information.

Earnings per Share

Basic earnings per share were calculated using a weighted average number of shares outstanding. Diluted earnings per share include RS awards. RSUs may only be settled in cash.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Weighted average shares outstanding	26,877,200	26,877,200	26,877,200	26,879,178
Incremental shares from RS awards	7,382	7,558	7,500	8,696
Total shares for diluted calculations	26,884,582	26,884,758	26,884,700	26,887,874
Net income attributable to American National (in thousands)	$51,048	$171,052	$449,197	$161,153
Basic earnings per share	$1.90	$6.36	$16.71	$6.00
Diluted earnings per share	$1.90	$6.36	$16.71	$5.99

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National's insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 100% of the company action level RBC are required to take certain actions. At September 30, 2021 and December 31, 2020, ANICO's statutory capital and surplus was $3.7 billion and $3.6 billion, respectively, which resulted in an RBC level above 200% of the company action level. All of our other insurance subsidiaries had statutory capital and surplus at September 30, 2021 and December 31, 2020, above 200% of the company action level, except for ANPAC Louisiana Insurance Company ("ANPLA"). At September 30, 2021 and December 31, 2020, ANPLA's statutory capital and surplus was $42.1 million and $68.5 million respectively, which resulted in an RBC level of 119% and 194% of the company action level. This decrease in RBC of ANPLA is primarily driven by an increase in homeowners catastrophe losses impacting the operating results in 2021 and 2020. We are actively managing our homeowners exposure of ANPLA, will continue to monitor the surplus levels and will be addressing rate adequacy through future planned underwriting and rate actions.

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both ANICO and American National Lloyds Insurance Company by $67.0 million and $75.3 million at September 30, 2021 and December 31, 2020, respectively. The statutory capital and surplus of both ANICO and American National Lloyds Insurance Company would have remained above the authorized control level RBC had it not used the permitted practice.

The statutory capital and surplus and net income (loss) of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	September 30, 2021	December 31, 2020
Statutory capital and surplus
Life insurance entities	$2,189,438	$2,188,808
Property and casualty insurance entities	1,567,841	1,463,179

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Statutory net income (loss)
Life insurance entities	$(16,116)	$(11,638)	$(67,290)	$13,036
Property and casualty insurance entities	10,825	33,816	67,976	69,094

Dividends

Dividends are paid on a quarterly basis. We paid a quarterly dividend of $0.82 per share for each quarter during the nine months ended September 30, 2021 and September 30, 2020, and we expect to continue to pay regular quarterly cash dividends, not to exceed $0.82 per share, prior to the completion of the merger with Brookfield Reinsurance, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions. Refer to Note 1, Nature of Operations, for more information regarding the Merger Agreement with Brookfield Reinsurance.

The amount of dividends paid by our insurance company subsidiaries is restricted by insurance law. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the relevant state of domicile. For example, restrictions applicable to Texas-domiciled life insurance companies like ANICO limit the payment of dividends to the greater of the prior year’s statutory net income from operations, or 10% of prior year statutory surplus, in each case determined in accordance with statutory accounting principles. ANICO is permitted without prior approval of the Texas Department of Insurance to pay total dividends of $363.9 million during 2021 and subject to the terms and conditions of the Merger Agreement with Brookfield Reinsurance.

Noncontrolling Interest

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. ANICO has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the condensed consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest $6.8 million at September 30, 2021 and December 31, 2020, respectively.

American National Group, Inc. and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s condensed consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as a noncontrolling interest of $0.6 million and a noncontrolling deficit of $0.9 million at September 30, 2021 and December 31, 2020, respectively.

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
•Health—consists of Medicare Supplement, stop-loss, other supplemental health products and credit disability insurance. Products are typically distributed through independent agents and managing general underwriters ("MGU").
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

Note 15 – Segment Information – (Continued)

The results of operations measured as the income (loss) before federal income tax and other items by operating segments are summarized below (in thousands):

	Three months ended September 30, 2021
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$104,802	$18,698	$36,201	$426,887	$—	$586,588
Other policy revenues	83,331	5,356	—	—	—	88,687
Net investment income	63,379	132,236	1,941	15,929	47,655	261,140
Net realized investment gains	—	—	—	—	20,138	20,138
Decrease in investment credit loss	—	—	—	—	5,969	5,969
Net gains on equity securities	—	—	—	—	681	681
Other income	431	972	6,045	3,863	715	12,026
Total premiums and other revenues	251,943	157,262	44,187	446,679	75,158	975,229
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	161,633	29,222	—	—	—	190,855
Claims incurred	—	—	23,935	299,956	—	323,891
Interest credited to policyholders’ account balances	10,180	72,071	—	—	—	82,251
Commissions for acquiring and servicing policies	50,461	24,865	6,010	89,883	—	171,219
Other operating expenses	51,114	14,653	11,294	53,364	21,546	151,971
Change in deferred policy acquisition costs	(13,311)	8,982	311	(3,070)	—	(7,088)
Total benefits, losses and expenses	260,077	149,793	41,550	440,133	21,546	913,099
Income (loss) before federal income tax and other items	$(8,134)	$7,469	$2,637	$6,546	$53,612	$62,130

	Three months ended September 30, 2020
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$101,182	$27,960	$40,934	$391,388	$—	$561,464
Other policy revenues	75,317	4,027	—	—	—	79,344
Net investment income	69,235	163,125	2,033	16,049	20,843	271,285
Net realized investment gains	—	—	—	—	17,387	17,387
Increase in investment credit loss	—	—	—	—	(4,175)	(4,175)
Net gains on equity securities	—	—	—	—	152,147	152,147
Other income	358	733	4,971	3,079	542	9,683
Total premiums and other revenues	246,092	195,845	47,938	410,516	186,744	1,087,135
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	153,957	46,424	—	—	—	200,381
Claims incurred	—	—	27,933	258,412	—	286,345
Interest credited to policyholders’ account balances	24,522	104,424	—	—	—	128,946
Commissions for acquiring and servicing policies	41,974	16,119	7,608	72,664	—	138,365
Other operating expenses	45,080	12,115	10,013	48,576	10,629	126,413
Change in deferred policy acquisition costs	(15,499)	8,555	(542)	(901)	—	(8,387)
Total benefits, losses and expenses	250,034	187,637	45,012	378,751	10,629	872,063
Income (loss) before federal income tax and other items	$(3,942)	$8,208	$2,926	$31,765	$176,115	$215,072

Note 15 – Segment Information – (Continued)

	Nine months ended September 30, 2021
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$306,365	$63,436	$108,914	$1,235,778	$—	$1,714,493
Other policy revenues	248,366	17,383	—	—	—	265,749
Net investment income	203,401	449,456	6,028	47,167	122,468	828,520
Net realized investment gains	—	—	—	—	49,979	49,979
Decrease in investment credit loss	—	—	—	—	25,562	25,562
Net gains on equity securities	—	—	—	—	267,425	267,425
Other income	1,311	2,760	16,032	10,138	2,572	32,813
Total premiums and other revenues	759,443	533,035	130,974	1,293,083	468,006	3,184,541
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	447,309	116,662	—	—	—	563,971
Claims incurred	—	—	74,376	824,697	—	899,073
Interest credited to policyholders’ account balances	53,276	247,998	—	—	—	301,274
Commissions for acquiring and servicing policies	142,278	77,833	18,561	250,145	—	488,817
Other operating expenses	147,381	39,718	31,769	157,926	58,586	435,380
Change in deferred policy acquisition costs	(41,239)	(13,738)	2,696	(11,768)	—	(64,049)
Total benefits, losses and expenses	749,005	468,473	127,402	1,221,000	58,586	2,624,466
Income before federal income tax and other items	$10,438	$64,562	$3,572	$72,083	$409,420	$560,075

	Nine months ended September 30, 2020
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$282,368	$69,413	$126,965	$1,152,749	$—	$1,631,495
Other policy revenues	227,083	11,653	—	—	—	238,736
Net investment income	188,455	394,508	6,480	48,171	38,388	676,002
Net realized investment gains	—	—	—	—	25,474	25,474
Increase in investment credit loss	—	—	—	—	(101,163)	(101,163)
Net gains on equity securities	—	—	—	—	118,397	118,397
Other income	1,534	2,166	15,001	9,656	2,795	31,152
Total premiums and other revenues	699,440	477,740	148,446	1,210,576	83,891	2,620,093
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	389,364	126,209	—	—	—	515,573
Claims incurred	—	—	89,544	768,682	—	858,226
Interest credited to policyholders’ account balances	47,820	223,586	—	—	—	271,406
Commissions for acquiring and servicing policies	122,728	38,024	22,792	225,746	—	409,290
Other operating expenses	137,065	35,737	30,118	151,660	30,936	385,516
Change in deferred policy acquisition costs	(34,872)	28,147	(582)	(7,455)	—	(14,762)
Total benefits, losses and expenses	662,105	451,703	141,872	1,138,633	30,936	2,425,249
Income before federal income tax and other items	$37,335	$26,037	$6,574	$71,943	$52,955	$194,844

Note 16 – Commitments and Contingencies

Commitments

American National and its subsidiaries lease insurance sales office space, technological equipment, and automobiles. The remaining long-term lease commitments at September 30, 2021 were approximately $7.0 million.

American National had aggregate commitments at September 30, 2021 to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $2.1 billion of which $708.5 million is expected to be funded in 2021 with the remainder funded in 2022 and beyond.

American National had outstanding letters of credit in the amount of $3.5 million as of September 30, 2021 and December 31, 2020.

Federal Home Loan Bank (FHLB) Agreements

In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas to augment its liquidity resources. The Company initially purchased $7.0 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s condensed consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of September 30, 2021, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $32.1 million and commercial mortgage loans of approximately $1.4 billion were on deposit with the FHLB as collateral for borrowing. As of September 30, 2021, the collateral provided borrowing capacity of approximately $990.6 million. The deposited securities and commercial mortgage loans are included in the Company’s condensed consolidated statements of financial position within fixed maturity securities and mortgage loans on real estate, net of allowance, respectively.

Guarantees

ANICO has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by ANICO. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, ANICO would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of September 30, 2021, was approximately $121.4 million, while the total cash value of the related life insurance policies was approximately $142.1 million.

Restrictions of the Merger Agreement limit the Company's ability, without Brookfield Reinsurance's consent, to incur guarantee or assume any indebtedness, subject to certain limited exceptions, including investment portfolio transactions in the ordinary course of business consistent with past practice and other incurrences of indebtedness not to exceed $10,000,000 in the aggregate. Refer to Part I, Item 2, MD&A, Introductory Note Regarding Pending Merger for more information.

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the condensed consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions
	Financial Statement Line Impacted	Three months ended September 30,		Nine months ended September 30,		Amount due from American National
Related Party		2021	2020	2021	2020	September 30, 2021	December 31, 2020
Greer, Herz & Adams, LLP	Other operating expenses	$3,184	$3,033	$10,276	$10,127	$(496)	$(441)

Transactions with Greer, Herz & Adams, LLP: Irwin M. Herz, Jr. is a member of the Board of Directors of American National Group, Inc. and certain of its subsidiaries, and a Partner with Greer, Herz & Adams, LLP, which serves as American National’s General Counsel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following pages provide management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three and nine months ended September 30, 2021 and 2020 of American National Group, Inc. and its subsidiaries (referred to in this document as “we,” “our,” “us,” or the “Company”). This information should be read in conjunction with our condensed consolidated financial statements included in Item 1, Financial Statements, of this Form 10-Q.

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

The completion of the Merger is also subject to antitrust clearance (or termination of the applicable waiting period) from the U.S. Department of Justice or Federal Trade Commission. On August 27, 2021, the Company and Brookfield Reinsurance filed the required notifications for antitrust clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR Act"). The waiting period under the HSR Act expired on September 27, 2021.

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

Stockholder Approval. The Merger Agreement has already received the requisite stockholder approval required under Delaware law. Under the Company’s certificate of incorporation, stockholders are permitted to take action by majority written consent in lieu of a stockholder meeting. Under the Merger Agreement, the Company agreed to take all actions necessary, immediately after the execution of the Merger Agreement, to seek and obtain stockholder written consents from certain stockholders holding a majority of the outstanding shares of our common stock. These stockholder written consents, representing a majority of the outstanding shares of our common stock, were timely delivered to the Company. No further approval of the stockholders of the Company is required to adopt and approve the Merger Agreement. As a result, after those stockholder consents were delivered, the Company's board of directors no longer had the right to consider unsolicited competing acquisition proposals from third parties or to exercise a "fiduciary out" and no such third party proposal has been received.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Mailing of Information Statement and Appraisal Rights. On September 17, 2021, the Company began mailing the definitive information statement and appraisal rights notice to the Company's stockholders, and that document is available in the EDGAR system on the SEC's website at www.sec.gov. As disclosed in the definitive information statement, any stockholder who wished to demand appraisal rights for its shares was required to deliver its demand no later than October 7, 2021, the 20th day after the information statement was first mailed to stockholders. Prior to that deadline, the Company received only one purported appraisal demand, which was submitted by the owner of 2,000 shares of common stock (less than 0.01% of the Company's outstanding shares).

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

In addition, the Company has agreed to specific restrictions relating to the conduct of its business between the date of the Merger Agreement and the earlier of the Effective Time and the termination of the Merger Agreement, including, but not limited to, not to take (or permit any of its subsidiaries to take) the following actions (subject, in each case, to exceptions specified below and in the Merger Agreement or previously disclosed in writing to Brookfield Reinsurance as provided in the Merger Agreement or as consented to in writing in advance by Brookfield Reinsurance (which consent shall not be unreasonably withheld, delayed or conditioned)) or as required by law:
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

Anticipated Timing; No Assurance that Closing will Occur. Because, as disclosed above, (i) the required stockholder approval for the Merger has been obtained, (ii) the information statement and appraisal rights notice has been sent to stockholders and (iii) the HSR Act waiting period has expired, the only remaining significant closing condition is the receipt of the required regulatory approval from the insurance authorities in Texas, Missouri, New York, Louisiana and California. On September 3, 2021, Brookfield Reinsurance made the required Form A filings with each of these state insurance regulators, and those regulators are reviewing the filings. The Merger is expected to close in the first half of 2022. However, because state insurance regulatory approval remains outstanding, the Company cannot provide assurance the Merger will be completed on the terms or timeline currently contemplated, or at all.

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
•We suspended our summer Internship Program for 2020, and in 2021 piloted a program which combines both virtual and in-person elements for a small group of interns.
•We have developed and are continually refining our return-to-office plans for our locations. Beginning in June, we gradually re-introduced more employees to our office locations and are in the process of implementing longer-term plans to offer employees hybrid work schedules, where possible.

Although since the onset of the pandemic we have been able to maintain our business operations, no assurance can be given that these actions will continue to be successful, nor can we predict the level of disruption that will occur should the COVID-19 pandemic and its related macroeconomic risks continue for an extended period of time. Given this uncertainty, we are unable to quantify with reasonable confidence the expected impact of the COVID-19 pandemic on our future operations, financial condition, liquidity and results of operations. The wide-ranging social, economic and financial consequences of the COVID-19 pandemic and the possible effects of ongoing and future governmental action in response to COVID-19 compound this uncertainty. Additional information regarding risks and uncertainties related to the COVID-19 pandemic are set forth in Part II, Item 1A, Risk Factors of our 2020 Form 10-K filed with the SEC on March 4, 2021. For additional information regarding the direct and indirect impact to mortality refer to Part I, Item 2, MD&A, Life.

This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Financial Information, Item 1, Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Overview

American National Group, Inc. ("ANAT") is a family of companies that has, on a consolidated GAAP basis, $30.7 billion in assets, $23.9 billion in liabilities and $6.8 billion in stockholders’ equity as of September 30, 2021. American National Insurance Company ("ANICO"), founded in 1905 and headquartered in Galveston, Texas, and other ANAT subsidiaries offer a broad spectrum of products and services, which include life insurance, annuities, property and casualty insurance, health insurance, credit insurance, and pension products. The American National companies operate in all 50 states, the District of Columbia and Puerto Rico. In addition to ANICO, major subsidiaries include American National Life Insurance Company of Texas, American National Life Insurance Company of New York, American National Property and Casualty Company, Garden State Life Insurance Company, Standard Life and Accident Insurance Company, Farm Family Casualty Insurance Company and United Farm Family Insurance Company.

General Trends

During the third quarter of 2021, American National had no material changes to the general trends discussed in the MD&A included in our 2020 Annual Report on Form 10-K filed with the SEC on March 4, 2021. However, please see the "COVID-19 Response" discussion above for general information about the pandemic's impact on us, as well as "Introductory Note Regarding Pending Merger" above for general information about the pending Merger with Brookfield Reinsurance.

Anticipated Sale of Equity Securities Portfolio

We have recently received the required corporate approval to sell our equity securities portfolio before the end of 2021. That approval follows our assessment, including by our board of directors and senior management, of market conditions and the potential for changes in the U.S. federal corporate income tax rate. As of October 29, 2021, the total fair value of our equity securities portfolio was $2.4 billion.

We expect that the sale of the equity securities portfolio, and the reinvestment of the proceeds primarily in fixed income investments, will have a positive impact on our net investment income and cash flows, as well as on the Risk Based Capital of our insurance company subsidiaries that currently hold equity security investments.

The sale of the equity securities is expected to generate a taxable gain and will not have a significant impact on our stockholders' equity. We do expect it to impact net income, as future non-cash earnings from net gains (losses) from the change in fair value of equity securities will be significantly reduced once these securities are sold.

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

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Condensed Consolidated Results of Operations

The following sets forth the condensed consolidated results of operations (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Premiums	$586,588	$561,464	$25,124	$1,714,493	$1,631,495	$82,998
Other policy revenues	88,687	79,344	9,343	265,749	238,736	27,013
Net investment income	261,140	271,285	(10,145)	828,520	676,002	152,518
Net realized investments gains	20,138	17,387	2,751	49,979	25,474	24,505
(Increase) decrease in investment credit loss	5,969	(4,175)	10,144	25,562	(101,163)	126,725
Net gains on equity securities	681	152,147	(151,466)	267,425	118,397	149,028
Other income	12,026	9,683	2,343	32,813	31,152	1,661
Total premiums and other revenues	975,229	1,087,135	(111,906)	3,184,541	2,620,093	564,448
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	190,855	200,381	(9,526)	563,971	515,573	48,398
Claims incurred	323,891	286,345	37,546	899,073	858,226	40,847
Interest credited to policyholders’ account balances	82,251	128,946	(46,695)	301,274	271,406	29,868
Commissions for acquiring and servicing policies	171,219	138,365	32,854	488,817	409,290	79,527
Other operating expenses	151,971	126,413	25,558	435,380	385,516	49,864
Change in deferred policy acquisition costs (1)	(7,088)	(8,387)	1,299	(64,049)	(14,762)	(49,287)
Total benefits, losses and expenses	913,099	872,063	41,036	2,624,466	2,425,249	199,217
Income before federal income taxes and other items	$62,130	$215,072	$(152,942)	$560,075	$194,844	$365,231
(1) A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended September 30, 2021 to 2020

Earnings decreased primarily due to the following:
•A decrease in net gains on equity securities as a result of less favorable market conditions for equity securities
•A decrease in Life segment earnings driven by an overall increase in mortality
•A decrease in Property and Casualty segment earnings resulting from losses from Hurricane Ida and an increase in claim frequency in our personal automobile products

Comparison of the nine months ended September 30, 2021 to 2020

Earnings increased primarily due to the following:
•An increase in net gains on equity securities due to favorable market conditions for equity securities in 2021 and the negative impact that the pandemic had on the market values of equity securities in 2020
•Favorable change in expected investment credit loss due to improvement in our commercial mortgage loans driven by GDP growth and improved economic outlook
•An increase in net investment income driven by higher investment income from mortgage loan profit participation and prepayment income and investment funds
The increase in earnings was partially offset due to the following:
•A decrease in Life segment earnings driven by an overall increase in mortality which includes claims directly and indirectly attributable to COVID-19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Premiums	$104,802	$101,182	$3,620	$306,365	$282,368	$23,997
Other policy revenues	83,331	75,317	8,014	248,366	227,083	21,283
Net investment income	63,379	69,235	(5,856)	203,401	188,455	14,946
Other income	431	358	73	1,311	1,534	(223)
Total premiums and other revenues	251,943	246,092	5,851	759,443	699,440	60,003
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	161,633	153,957	7,676	447,309	389,364	57,945
Interest credited to policyholders’ account balances	10,180	24,522	(14,342)	53,276	47,820	5,456
Commissions for acquiring and servicing policies	50,461	41,974	8,487	142,278	122,728	19,550
Other operating expenses	51,114	45,080	6,034	147,381	137,065	10,316
Change in deferred policy acquisition costs (1)	(13,311)	(15,499)	2,188	(41,239)	(34,872)	(6,367)
Total benefits, losses and expenses	260,077	250,034	10,043	749,005	662,105	86,900
Income (loss) before federal income taxes and other items	$(8,134)	$(3,942)	$(4,192)	$10,438	$37,335	$(26,897)
(1)A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended September 30, 2021 to 2020

Earnings for our Life segment decreased primarily due to the following:
•An increase in policyholder benefits due to improvement in the participating policyholder share of change in investment credit loss, primarily associated with mortgage loans
•Annual assumption review resulting in an unlocking expense due to an expected increase in future mortality
The decrease in earnings was partially offset by the following:
•Improved persistency resulting in an increase in premiums and other policy revenues

Comparison of the nine months ended September 30, 2021 to 2020

Earnings for our Life segment decreased primarily due to the following:
•An overall increase in mortality which includes claims directly and indirectly attributable to COVID-19
The decrease in earnings was partially offset by the following:
•Improved persistency resulting in an increase in premiums and other policy revenues

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life Insurance Sales
The following table presents life insurance sales as measured by annualized premium, a statistical measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Traditional life	$15,578	$16,071	$(493)	$48,674	$46,056	$2,618
Universal life	7,097	7,859	(762)	23,371	20,613	2,758
Indexed UL	9,299	8,328	971	25,991	21,972	4,019
Total recurring	31,974	32,258	(284)	98,036	88,641	9,395
Single and excess (1)	523	387	136	1,368	852	516
Credit life (1)	2,044	2,015	29	5,765	6,063	(298)
Total annualized premium	$34,541	$34,660	$(119)	$105,169	$95,556	$9,613
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

Total Recurring Life sales increased during the nine months ended September 30, 2021 compared to 2020. Life sales were impacted in 2020 by stay-at-home orders and economic uncertainty related to COVID-19.

Policy In-force Information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	September 30, 2021	December 31, 2020	Change
Life insurance in-force
Traditional life	$96,834,072	$91,920,577	$4,913,495
Interest-sensitive life	38,243,519	36,326,621	1,916,898
Total life insurance in-force	$135,077,591	$128,247,198	$6,830,393

The following table summarizes changes in the Life segment’s number of policies in-force:

	September 30, 2021	December 31, 2020	Change
Number of policies in-force
Traditional life	1,716,003	1,832,536	(116,533)
Interest-sensitive life	279,188	269,668	9,520
Total number of policies in-force	1,995,191	2,102,204	(107,013)

Life insurance in-force increased during the nine months ended September 30, 2021 compared to December 31, 2020 despite a reduction of policies in-force due to an increase in sales of higher face amount policies.

Change in Deferred Policy Acquisition Costs
The change in DAC represents acquisition costs capitalized less the amortization of existing DAC. The following shows the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Acquisition cost capitalized	$(41,586)	$(34,498)	$(7,088)	$(122,234)	$(100,210)	$(22,024)
Amortization of DAC	28,275	18,999	9,276	80,995	65,338	15,657
Change in DAC	$(13,311)	$(15,499)	$2,188	$(41,239)	$(34,872)	$(6,367)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Premiums	$18,698	$27,960	$(9,262)	$63,436	$69,413	$(5,977)
Other policy revenues	5,356	4,027	1,329	17,383	11,653	5,730
Net investment income	132,236	163,125	(30,889)	449,456	394,508	54,948
Other income	972	733	239	2,760	2,166	594
Total premiums and other revenues	157,262	195,845	(38,583)	533,035	477,740	55,295
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	29,222	46,424	(17,202)	116,662	126,209	(9,547)
Interest credited to policyholders’ account balances	72,071	104,424	(32,353)	247,998	223,586	24,412
Commissions for acquiring and servicing policies	24,865	16,119	8,746	77,833	38,024	39,809
Other operating expenses	14,653	12,115	2,538	39,718	35,737	3,981
Change in deferred policy acquisition costs (1)	8,982	8,555	427	(13,738)	28,147	(41,885)
Total benefits, losses and expenses	149,793	187,637	(37,844)	468,473	451,703	16,770
Income before federal income taxes and other items	$7,469	$8,208	$(739)	$64,562	$26,037	$38,525
(1)A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended September 30, 2021 to 2020

Earnings for our Annuity segment remained consistent; however, there were offsetting variances as follows:
•Decline in net investment income and interest credited for equity-indexed annuity products due to less favorable market conditions

Comparison of the nine months ended September 30, 2021 to 2020

Earnings for our Annuity segment increased primarily due to the following:
•An increase in net investment income due to higher option gains resulting from favorable market conditions
•Favorable mark-to-market impact to equity-indexed annuity reserves due to higher interest rates
•Lower DAC amortization for fixed deferred products due to an increase in estimated gross profits driven by higher projected future interest rates compared to previous expectations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Fixed deferred annuity	$241,621	$126,820	$114,801	$716,544	$318,629	$397,915
Single premium immediate annuity	20,721	36,217	(15,496)	73,703	92,327	(18,624)
Equity-indexed deferred annuity	195,088	95,105	99,983	627,085	230,485	396,600
Variable deferred annuity	16,906	16,816	90	46,740	46,673	67
Total premium and deposits	474,336	274,958	199,378	1,464,072	688,114	775,958
Less: Policy deposits	455,638	246,998	208,640	1,400,636	618,701	781,935
Total earned premiums	$18,698	$27,960	$(9,262)	$63,436	$69,413	$(5,977)

Annuity premium and deposits increased primarily for equity-indexed and fixed deferred products during the three and nine months ended September 30, 2021 compared to 2020 reflecting improved competitiveness of the product.

Change in Deferred Policy Acquisition Costs

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Acquisition cost capitalized	$(24,864)	$(14,899)	$(9,965)	$(78,775)	$(37,217)	$(41,558)
Amortization of DAC	33,846	23,454	10,392	65,037	65,364	(327)
Change in DAC	$8,982	$8,555	$427	$(13,738)	$28,147	$(41,885)

The change in acquisition costs capitalized for the nine months ended September 30, 2021 relates to increased commissions from sales. The change in amortization of DAC for the three months ended September 30, 2021 was primarily related to an annual review and unlocking of assumptions. The change in amortization for the nine months ended September 30, 2021 includes the unlocking effects largely offset by the effects of increases in interest rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Shown below are the changes in reserve (in thousands):

	Nine months ended September 30,
	2021	2020
Fixed deferred annuity
Reserve, beginning of period	$6,635,203	$6,893,174
Premiums	716,544	318,629
Death and other benefits	(181,806)	(162,750)
Surrenders	(360,943)	(417,390)
Fees	(1,265)	(754)
Interest and mortality	140,217	141,895
Reserve, end of period	6,947,950	6,772,804
Equity-indexed annuity
Reserve, beginning of period	4,097,013	3,985,166
Premiums	627,085	230,485
Death and other benefits	(42,260)	(35,891)
Surrenders	(222,928)	(258,140)
Fees	(2,390)	(2,443)
Interest and mortality	103,248	77,996
Reserve, end of period	4,559,768	3,997,173
Single premium immediate annuity
Reserve, beginning of period	1,851,955	1,874,942
Premiums	73,703	92,327
Payments	(149,091)	(162,248)
Interest and mortality	44,560	53,741
Reserve, end of period	1,821,127	1,858,762
Variable deferred annuity
Reserve, beginning of period	418,510	385,736
Premiums	46,740	46,673
Other flows	103	637
Surrenders	(60,965)	(60,605)
Fees	(3,870)	(3,301)
Change in market value and other	38,243	21,154
Reserve, end of period	438,761	390,294
Total reserve, end of period	$13,767,606	$13,019,033

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest and Mortality Margin

Margins increased during the three and nine months ended September 30, 2021 compared to 2020 due to favorable changes in mark-to-market reserves for indexed annuities and a $13.8 million decrease in indexed annuity reserve related to modeling refinements, including a related offsetting $12.4 million reduction in DAC. The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Fixed annuity
Fixed investment income	$87,310	$92,020	$(4,710)	$263,653	$279,175	$(15,522)
Interest credited and mortality	(65,984)	(64,637)	(1,347)	(184,777)	(195,637)	10,860
Interest and mortality margin	21,326	27,383	(6,057)	78,876	83,538	(4,662)
Equity-indexed annuity
Fixed investment income	43,840	39,634	4,206	128,478	119,685	8,793
Option return	1,087	31,471	(30,384)	57,325	(4,352)	61,677
Interest credited and mortality	(12,486)	(56,131)	43,645	(103,248)	(77,996)	(25,252)
Interest and mortality margin	32,441	14,974	17,467	82,555	37,337	45,218
Variable annuity
Separate account management fees	1,202	1,078	124	3,739	3,021	718
Interest and mortality margin	1,202	1,078	124	3,739	3,021	718
Total interest and mortality margin	$54,969	$43,435	$11,534	$165,170	$123,896	$41,274

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health

Health segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Premiums	$36,201	$40,934	$(4,733)	$108,914	$126,965	$(18,051)
Net investment income	1,941	2,033	(92)	6,028	6,480	(452)
Other income	6,045	4,971	1,074	16,032	15,001	1,031
Total premiums and other revenues	44,187	47,938	(3,751)	130,974	148,446	(17,472)
BENEFITS, LOSSES AND EXPENSES
Claims incurred	23,935	27,933	(3,998)	74,376	89,544	(15,168)
Commissions for acquiring and servicing policies	6,010	7,608	(1,598)	18,561	22,792	(4,231)
Other operating expenses	11,294	10,013	1,281	31,769	30,118	1,651
Change in deferred policy acquisition costs (1)	311	(542)	853	2,696	(582)	3,278
Total benefits, losses and expenses	41,550	45,012	(3,462)	127,402	141,872	(14,470)
Income before federal income taxes and other items	$2,637	$2,926	$(289)	$3,572	$6,574	$(3,002)
(1) A positive amount of change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Comparison of the three months ended September 30, 2021 to 2020

Earnings for our Health segment decreased primarily due to the following:
•Policy lapses in our Medicare Supplement line of business, resulting in a reduction in premiums and an increase in deferred policy acquisition costs ("DAC") amortization
•Higher loss ratio for Medical Expense, legacy long-term care and Credit disability products
The decrease in earnings was mostly offset due to the following:
•Increased fee income from various MGU programs and a non-recurring 2020 increase in allowance for uncollectible reinsurance receivables

Comparison of the nine months ended September 30, 2021 to 2020

Earnings for our Health segment decreased primarily due to the following:
•Additional expense related to policy processing revisions, as well as an increase in short-term disability claims in our Worksite line of business
•Policy lapses in our Medicare Supplement line of business, resulting in a reduction in premiums and an increase in DAC amortization
The decrease in earnings was partially offset by the following:
•Favorable reserve releases, increased fee income from various MGU programs and a non-recurring 2020 increase in allowance for uncollectible reinsurance receivables
•Improved claim experience in the Supplemental health line of business

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health earned premiums for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Medicare Supplement	$17,310	$21,137	$(3,827)	$54,567	$64,336	$(9,769)
MGU	4,839	4,702	137	15,777	16,306	(529)
Supplemental insurance	3,539	4,417	(878)	10,684	14,152	(3,468)
Credit Health	3,350	3,460	(110)	9,893	11,196	(1,303)
Medical expense	1,880	2,075	(195)	5,687	6,468	(781)
Worksite	4,056	3,808	248	8,681	10,800	(2,119)
Group health	484	505	(21)	1,343	1,303	40
All other	743	830	(87)	2,282	2,404	(122)
Total	$36,201	$40,934	$(4,733)	$108,914	$126,965	$(18,051)

Policy lapses as a result of rate increases drove a decrease in premiums for Medicare Supplement during 2021. In addition, Supplemental insurance premiums decreased during the nine months ended September 30, 2021 due to a reduction in sales across all product lines, primarily in short-term medical. Worksite premiums decreased for the nine months ended September 30, 2021 as a result of revisions to policy processing.

Health claims incurred for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Medicare Supplement	$13,188	$15,969	$(2,781)	$42,288	$50,695	$(8,407)
MGU	2,942	5,947	(3,005)	12,149	15,556	(3,407)
Supplemental insurance	1,614	2,226	(612)	4,838	8,029	(3,191)
Credit Health	1,552	1,072	480	3,092	2,328	764
Medical expense	1,214	807	407	4,458	5,918	(1,460)
Worksite	2,818	2,144	674	6,550	4,898	1,652
Group health	287	23	264	241	898	(657)
All other	320	(255)	575	760	1,222	(462)
Total	$23,935	$27,933	$(3,998)	$74,376	$89,544	$(15,168)

Medicare Supplement claims decreased for the three and nine months ended September 30, 2021 driven by policy lapses. In addition, claim experience for our Medical Expense and Supplemental health lines of business improved during the nine months ended September 30, 2021 and was partially offset by an increase in short-term disability claims from our Worksite line of business.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Acquisition cost capitalized	$(3,327)	$(4,534)	$1,207	$(9,211)	$(12,117)	$2,906
Amortization of DAC	3,638	3,992	(354)	11,907	11,535	372
Change in DAC	$311	$(542)	$853	$2,696	$(582)	$3,278

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Property and Casualty

Property and Casualty segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
PREMIUMS AND OTHER REVENUES
Net premiums written	$442,061	$397,780	$44,281	$1,313,885	$1,211,444	$102,441
Net premiums earned	$426,887	$391,388	$35,499	$1,235,778	$1,152,749	$83,029
Net investment income	15,929	16,049	(120)	47,167	48,171	(1,004)
Other income	3,863	3,079	784	10,138	9,656	482
Total premiums and other revenues	446,679	410,516	36,163	1,293,083	1,210,576	82,507
BENEFITS, LOSSES AND EXPENSES
Claims incurred	299,956	258,412	41,544	824,697	768,682	56,015
Commissions for acquiring and servicing policies	89,883	72,664	17,219	250,145	225,746	24,399
Other operating expenses	53,364	48,576	4,788	157,926	151,660	6,266
Change in deferred policy acquisition costs (1)	(3,070)	(901)	(2,169)	(11,768)	(7,455)	(4,313)
Total benefits, losses and expenses	440,133	378,751	61,382	1,221,000	1,138,633	82,367
Income before federal income taxes and other items	$6,546	$31,765	$(25,219)	$72,083	$71,943	$140
Loss and loss adjustment expense ratio	70.3%	66.0%	4.3%	66.7%	66.7%	—%
Underwriting expense ratio	32.8	30.7	2.1	32.1	32.1	—
Combined ratio	103.1%	96.7%	6.4%	98.8%	98.8%	—%
Less: Impact of catastrophe events on combined ratio	15.6	10.2	5.4	11.7	13.5	(1.8)
Combined ratio without impact of catastrophe events	87.5%	86.5%	1.0%	87.1%	85.3%	1.8%
Gross catastrophe losses	$83,479	$80,054	$3,425	$150,479	$180,410	$(29,931)
Net catastrophe losses	$57,139	$27,141	$29,998	$120,664	$127,179	$(6,515)
(1) A negative amount of change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended September 30, 2021 to 2020
Earnings for our Property and Casualty segment decreased primarily due to the following:
•Primarily as a result of losses from Hurricane Ida and an increase in the loss and loss adjustment expense ratio due to an increase in claim frequency in our personal automobile products primarily as miles driven have increased

Comparison of the nine months ended September 30, 2021 to 2020
Earnings for our Property and Casualty segment was in line with the prior year primarily due to the following:
•Improvement in the combined ratio for each product line except for personal automobile and workers compensation
The increase in earnings was partially offset primarily by the following:
•An increase in the loss and loss adjustment expense ratio for our personal automobile products primarily due to an increase in claim frequency compared to the prior year due to the lessening impact of COVID-19

Additional Information
•Net premiums written and earned were reduced by COVID-19 relief policy credits as follows:
◦$0.5 million for personal automobile policies in the third quarter of 2021 compared to $0.7 million for personal automobile policies in 2020
◦$1.9 million for personal automobile policies for the first nine months of 2021 compared to $16.8 million for personal automobile policies and $0.9 million for commercial automobile policies in 2020
•The increase in commissions expense for the third quarter was primarily attributable to an increase in premiums written for our Specialty Markets products

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 52% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 31% of net premiums written; and (iii) Specialty Markets Group products, marketed through independent managing general agents and managing general underwriters, representing 17% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Net premiums written
Automobile	$135,703	$142,702	$(6,999)	$408,366	$408,509	$(143)
Homeowner	83,636	77,267	6,369	230,817	215,854	14,963
Other Personal	13,678	13,668	10	41,341	40,032	1,309
Total net premiums written	$233,017	$233,637	$(620)	$680,524	$664,395	$16,129
Net premiums earned
Automobile	$134,786	$139,155	$(4,369)	$403,217	$397,088	$6,129
Homeowner	73,270	66,472	6,798	215,786	200,354	15,432
Other Personal	13,323	13,142	181	39,148	37,922	1,226
Total net premiums earned	$221,379	$218,769	$2,610	$658,151	$635,364	$22,787
Loss and loss adjustment expense ratio
Automobile	72.0%	57.9%	14.1%	68.8%	58.6%	10.2%
Homeowner	111.3%	101.3%	10.0%	94.8%	102.0%	(7.2)%
Other Personal	51.6%	51.6%	—%	55.9%	63.0%	(7.1)%
Personal lines loss and loss adjustment expense ratio	83.7%	70.7%	13.0%	76.7%	72.6%	4.1%
Combined Ratio
Automobile	96.4%	79.1%	17.3%	93.1%	82.9%	10.2%
Homeowner	142.0%	132.4%	9.6%	124.8%	133.3%	(8.5)%
Other Personal	81.8%	79.2%	2.6%	86.0%	95.1%	(9.1)%
Personal lines combined ratio	110.6%	95.3%	15.3%	103.1%	99.5%	3.6%

Comparison of 2021 to 2020

Automobile: Net premiums written and earned for the third quarter and net premiums written for the first nine months decreased primarily due to fewer policies in-force. Net premiums earned for the first nine months increased primarily due to COVID-19 relief policy credits of $1.9 million in 2021 compared to $16.8 million in 2020. The loss and loss adjustment expense and combined ratios increased for the third quarter and first nine months primarily due to an increase in claim frequency compared to the prior year due to the lessening impact of COVID-19.

Homeowner: Net premiums written and earned increased for the third quarter and first nine months primarily due to rate increases. The loss and loss adjustment expense and combined ratios increased for the third quarter due to an increase in catastrophe losses and decreased for the first nine months due to rate increases and decreases in catastrophe and non-catastrophe losses. Catastrophe losses, net of reinsurance, increased by $20.0 million, to $38.6 million in the third quarter compared to $18.6 million in 2020, and decreased by $3.1 million, to $80.2 million for the first nine months compared to $83.3 million in 2020.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies, such as coverages for watercraft, personal umbrella, and rental owners. Net premiums written and earned increased for the first nine months due to rate increases in the rental owners product. The loss and loss adjustment expense and combined ratios improved for the first nine months due to fewer non-catastrophe losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Net premiums written
Agricultural Business	$45,364	$40,201	$5,163	$140,111	$127,679	$12,432
Automobile	31,144	27,700	3,444	111,607	102,078	9,529
Business Owner	19,689	17,893	1,796	67,931	62,674	5,257
Workers Compensation	13,909	12,935	974	56,948	56,202	746
Other Commercial	8,636	7,920	716	29,174	26,664	2,510
Total net premiums written	$118,742	$106,649	$12,093	$405,771	$375,297	$30,474
Net premiums earned
Agricultural Business	$44,387	$40,145	$4,242	$128,886	$119,605	$9,281
Automobile	34,474	32,492	1,982	100,112	93,790	6,322
Business Owner	21,331	19,498	1,833	61,705	56,935	4,770
Workers Compensation	18,049	17,634	415	52,394	52,709	(315)
Other Commercial	9,102	8,310	792	27,010	24,704	2,306
Total net premiums earned	$127,343	$118,079	$9,264	$370,107	$347,743	$22,364
Loss and loss adjustment expense ratio
Agricultural Business	54.2%	47.8%	6.4%	53.2%	56.3%	(3.1)%
Automobile	70.2%	84.9%	(14.7)%	66.1%	73.1%	(7.0)%
Business Owner	76.8%	81.5%	(4.7)%	77.5%	85.9%	(8.4)%
Workers Compensation	78.1%	63.5%	14.6%	66.9%	60.5%	6.4%
Other Commercial	71.1%	67.8%	3.3%	53.3%	62.9%	(9.6)%
Commercial lines loss and loss adjustment expense ratio	66.9%	67.3%	(0.4)%	62.7%	66.8%	(4.1)%
Combined ratio
Agricultural Business	90.8%	85.6%	5.2%	89.1%	93.8%	(4.7)%
Automobile	93.3%	105.7%	(12.4)%	88.3%	95.7%	(7.4)%
Business Owner	111.2%	115.9%	(4.7)%	111.2%	120.8%	(9.6)%
Workers Compensation	93.7%	79.6%	14.1%	82.4%	77.7%	4.7%
Other Commercial	111.7%	106.9%	4.8%	93.9%	102.8%	(8.9)%
Commercial lines combined ratio	96.8%	96.7%	0.1%	92.0%	96.9%	(4.9)%

Comparison of 2021 to 2020

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm and ranch buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased for the third quarter and first nine months primarily due to increases in policies in-force and rate increases. The loss and loss adjustment expense and combined ratios increased for the third quarter primarily due to a increase in catastrophe losses and improved the first nine months primarily due to a decrease in catastrophe losses. Catastrophe losses, net of reinsurance, increased by $4.0 million, to $6.3 million in the third quarter compared to $2.3 million in 2020, and decreased by $3.6 million, to $14.5 million for the first nine months compared to $18.1 million in 2020.

Commercial Automobile: Net premiums written and earned increased for the third quarter and first nine months primarily due to rate increases. The loss and loss adjustment expense ratio and combined ratio improved for the third quarter and first nine months primarily due to favorable prior year claim development and rate increases.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Owner: Our business owner product allows policyholders to customize and cover their property and liability exposures using a package policy. Net premiums written and earned increased for the third quarter and first nine months primarily due to increases in policies in-force and rate increases. The loss and loss adjustment expense and combined ratios improved for the third quarter and first nine months primarily due to a decrease in allocated loss adjustment expense reserves.

Workers Compensation: Net premiums written increased for the third quarter primarily due to a decrease in ceded premiums for reinsurance coverage. The loss and loss adjustment expense and combined ratio increased for the third quarter and first nine months primarily due to an increase in claim severity.

Other Commercial: Other commercial products primarily provide umbrella and other liability coverages. Net premiums written and earned increased for the third quarter and first nine months primarily due to an increase in premium for umbrella products. The loss and loss adjustment expense and combined ratios increased for the third quarter primarily due to an increase in allocated loss adjustment expense reserves and improved for the first nine months primarily due to favorable prior year claim development.

Specialty Markets Products

Specialty Markets product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
Net premiums written	$90,301	$57,494	$32,807	$227,589	$171,752	$55,837
Net premiums earned	78,165	54,539	23,626	207,519	169,641	37,878
Loss and loss adjustment expense ratio	37.4%	44.5%	(7.1)%	42.6%	44.5%	(1.9)%
Combined ratio	92.1%	102.6%	(10.5)%	97.3%	99.8%	(2.5)%

Specialty Markets products provide protection to borrowers and the creditors that extend credit to them. Products offer coverage against unpaid indebtedness as a result of death, disability, involuntary unemployment or untimely loss to the collateral securing a personal or mortgage loan. Specialty Markets products also include renters, mortgage security, aviation, and private flood insurance.

Comparison of 2021 to 2020

Net written and earned premiums increased for the third quarter and first nine months primarily due to higher production on renters products and the addition of new accounts related to the investor property protection products. The loss and loss adjustment expense and combined ratios improved for the third quarter and first nine months primarily due to lower losses for Credit GAP products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2021	2020	Change	2021	2020	Change
OTHER REVENUES
Net investment income	$47,655	$20,843	$26,812	$122,468	$38,388	$84,080
Realized investment gains	20,138	17,387	2,751	49,979	25,474	24,505
(Increase) decrease in investment credit loss	5,969	(4,175)	10,144	25,562	(101,163)	126,725
Net gains on equity securities	681	152,147	(151,466)	267,425	118,397	149,028
Other income	715	542	173	2,572	2,795	(223)
Total other revenues	75,158	186,744	(111,586)	468,006	83,891	384,115
BENEFITS, LOSSES AND EXPENSES
Other operating expenses	21,546	10,629	10,917	58,586	30,936	27,650
Total benefits, losses and expenses	21,546	10,629	10,917	58,586	30,936	27,650
Income before federal income taxes and other items	$53,612	$176,115	$(122,503)	$409,420	$52,955	$356,465

Comparison of the three months ended September 30, 2021 to 2020

Earnings for our Corporate and Other segment decreased primarily due to the following:
•A decrease in net gains on equity securities as a result of less favorable market conditions for equity securities
•An increase in operating expenses due to Merger-related expenses

Comparison of the nine months ended September 30, 2021 to 2020

Earnings for our Corporate and Other segment increased primarily due to the following:
•An increase in net gains on equity securities due to more favorable market conditions in 2021 compared to the negative impact on the fair values of equity securities from the pandemic in 2020
•Favorable change in investment credit loss due to improvement in our commercial mortgage loans driven by GDP growth and positive economic outlook
•An increase in net investment income driven by increases in investment income from mortgage loan profit participation and prepayment income and investment funds
The increase in earnings was partially offset primarily by the following:
•An increase in operating expenses due to retirement benefit and Merger-related expenses

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investments

We manage our investment portfolio to optimize the rate of return commensurate with sound and prudent asset selection and to maintain a well-diversified portfolio in support of our products and capital. Our investment operations are regulated primarily by the state insurance departments where our insurance companies are domiciled. Investment activities, including setting investment policies and defining acceptable risk levels, are subject to oversight by our Board of Directors, which is assisted by our Finance Committee, ALM Committee, and Enterprise Risk Management Committee.

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

The following summarizes the carrying values of our invested assets by asset class (in thousands, except percentages):

	September 30, 2021		December 31, 2020
Fixed maturity, bond held-to-maturity, at amortized cost	$7,277,801	28.0%	$7,354,970	29.2%
Fixed maturity, bond available-for-sale, at fair value	8,573,081	32.9	7,597,180	30.1
Equity securities, at fair value	2,383,478	9.2	2,070,766	8.2
Mortgage loans on real estate, net of allowance	5,002,978	19.2	5,242,531	20.8
Policy loans	364,960	1.4	373,014	1.5
Real estate and real estate partnerships, net of accumulated depreciation	926,154	3.6	960,572	3.8
Investment funds	814,527	3.1	477,135	1.9
Short-term investments	536,621	2.1	1,028,379	4.1
Other invested assets	123,337	0.5	94,415	0.4
Total investments	$26,002,937	100.0%	$25,198,962	100.0%

The increase in our total investments at September 30, 2021 compared to year-end 2020 was primarily the result of an increase in held-to-maturity bonds, available-for-sale bonds, and equity securities.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At September 30, 2021, our fixed maturity securities had an estimated fair value of $16.3 billion, which was $0.8 billion, or 5.4%, above amortized cost. At December 31, 2020, our fixed maturity securities had an estimated fair value of $15.6 billion, which was $1.2 billion, or 8.0%, above amortized cost. The estimated fair value for securities due in one year or less was $1.2 billion and $1.1 billion as of September 30, 2021 and December 31, 2020, respectively. For additional information regarding total bonds by credit quality rating, refer to Note 4, Investments in Securities, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Equity Securities—We have invested in the equity securities of companies traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Condensed Consolidated Financial Statements for the unrealized and realized gains and losses of equity securities. However, we intend to sell nearly all of our equity securities portfolio prior to the end of 2021. For additional information please see the Anticipated Sale of Equity Securities Portfolio discussion in the General Trends section above.

Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.7% and 4.8% at September 30, 2021 and December 31, 2020, respectively. For additional information regarding mortgage loans refer to Note 5, Mortgage Loans, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of September 30, 2021, we had $365.0 million in policy loans with a loan to surrender value of 54%, and at December 31, 2020, we had $373.0 million in policy loans with a loan to surrender value of approximately 56%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority over any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income increased $152.5 million during the nine months ended September 30, 2021 compared to 2020 primarily due to higher gains on options from an improvement in the S&P 500 Index, and an increase in income from mortgage loan profit participation and prepayment income, real estate partnerships and investment funds.
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

Net realized investment gains increased $24.5 million during the nine months ended September 30, 2021 compared to 2020 primarily attributable to bond call activity. Net realized investment gains (losses) are shown below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Bonds	$22,939	$6,117	$42,106	$15,547
Mortgage loans	—	—	(768)	—
Real estate and real estate partnerships	(1,705)	11,265	9,387	9,951
Other invested assets	(1,096)	5	(746)	(24)
Total	$20,138	$17,387	$49,979	$25,474

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net Unrealized Gains (Losses)

The unrealized gains and losses of our fixed maturity securities investment portfolio are shown below (in thousands):

	September 30, 2021	December 31, 2020	Change
Held-to-maturity
Gains	$486,773	$639,648	$(152,875)
Losses	(17,543)	(11,437)	(6,106)
Net gains	469,230	628,211	(158,981)
Available-for-sale
Gains	397,993	548,996	(151,003)
Losses	(28,070)	(17,476)	(10,594)
Net gains	369,923	531,520	(161,597)
Total	$839,153	$1,159,731	$(320,578)

The net change in the unrealized gains on fixed maturity securities between September 30, 2021 and December 31, 2020 is primarily attributable to the increase in benchmark ten-year interest rates, which were 1.5% and 0.9%, respectively. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

Liquidity

ANAT's source of liquidity is solely derived from dividends received from ANICO.

The primary use of cash has been and is expected to continue to be the payment of policyholder benefits and claims incurred. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months.

Our contractual obligations are not expected to have a significant negative impact to cash flows from operations. American National has agreed to pay our financial advisor in connection with the Merger, Citigroup Global Markets Inc. ("Citi"), for its Merger-related services an aggregate fee of $40.0 million, of which $3.0 million was paid upon delivery of Citi’s opinion related to the Merger on August 6, 2021 and the remaining $37.0 million is payable contingent upon consummation of the Merger, which has not been reflected in the condensed consolidated statement of operations. In addition, the Company agreed to reimburse Citi for expenses, including fees and expenses of counsel, and to indemnify Citi and related parties against certain liabilities, including liabilities under federal securities laws, arising from Citi’s engagement.

In April 2020, the Company borrowed $500.0 million from the Federal Home Loan Bank of Dallas' COVID-19 Relief Advance Program. As of September 30, 2021, there are no advances outstanding; the final advance was repaid on its maturity date of April 28, 2021. The available liquidity through the FHLB at September 30, 2021 was approximately $990.6 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

We have consistently paid dividends to our stockholders and expect to continue this tradition prior to the completion of the Merger. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations, although uncertainties relating to the COVID-19 pandemic could still significantly impact one or more of these items.

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

As a result of the economic impact associated with COVID-19, American National modified 93 loans with a total balance of $1.6 billion during the second and third quarters of 2020. These modifications were in the form of forbearance of principal and interest payments for up to six months, extensions of maturity dates, and/or provisions for interest only payments. The modifications were primarily related to our loans to hotels, retail and parking operations. Due to the ongoing economic stress brought on by the pandemic, additional modifications for 33 of these loans with a total balance of $739.7 million were made during 2021. These additional modifications extended the forbearance of principal and interest payments and interest only provisions with a requirement for the payment of at least 20% of the total interest due during the extended modification period. The modified loans had an aggregate deferred interest of $8.0 million as of September 30, 2021. As of September 30, 2021, a total of 74 loans with a recorded investment of $1.4 billion were designated a troubled debt restructure. There are no commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented. The decrease in loans determined to be a troubled debt restructuring in the nine months ended September 30, 2021 is primarily attributable to improved economic conditions after lifting of COVID-19 related restrictions.

The Company holds collateral of $234.8 million at September 30, 2021 to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes.

Our cash and cash equivalents and short-term investment position decreased from $1.4 billion at December 31, 2020 to $1.0 billion at September 30, 2021. The decrease primarily relates to a decrease in commercial paper.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flows from operations. A.M. Best has placed American National’s issuer credit and financial strength ratings under review with developing implications and S&P Global Ratings has placed the ratings on CreditWatch with negative implications due to the pending Merger with Brookfield Reinsurance.

Further information regarding additional sources or uses of cash is described in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	September 30, 2021	December 31, 2020
American National stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”), net of tax	$6,619,213	$6,236,100
Accumulated other comprehensive income	127,159	222,170
Total American National stockholders’ equity	$6,746,372	$6,458,270

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable generally have no recourse against us in the event of default by the joint ventures. Therefore, the liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $3.0 million at September 30, 2021 and December 31, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The changes in our capital resources are summarized below (in thousands):

	September 30, 2021			December 31, 2020
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income attributable to American National	$449,197	$—	$449,197	$467,505	$—	$467,505
Dividends to shareholders	(66,143)	—	(66,143)	(88,190)	—	(88,190)
Change in net unrealized gains (losses) on debt securities	—	(103,585)	(103,585)	—	134,315	134,315
Foreign currency transaction and translation adjustment	—	122	122	—	235	235
Defined benefit pension plan adjustment	—	8,452	8,452	—	(11,898)	(11,898)
Cumulative effect of accounting change (1)	—	—	—	(33,500)	—	(33,500)
Other	59	—	59	54	—	54
Total	$383,113	$(95,011)	$288,102	$345,869	$122,652	$468,521
(1) Result of adoption of ASU-2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 100% of the company action level RBC are required to take certain actions. At September 30, 2021 and December 31, 2020, ANICO’s statutory capital and surplus was $3.7 billion and $3.6 billion, respectively. ANICO and each of our other insurance subsidiaries had statutory capital and surplus at September 30, 2021 and December 31, 2020 above 200% of the company action level, except for ANPAC Louisiana Insurance Company ("ANPLA").

At September 30, 2021 and December 31, 2020, ANPLA's statutory capital and surplus was $42.1 million and $68.5 million respectively, which resulted in an RBC level of 119% and 194% of the company action level. This decrease in RBC of ANPLA is primarily driven by an increase in homeowners catastrophe losses impacting the operating results in 2021 and 2020. We are actively managing our homeowners exposure in ANPLA and will be addressing rate adequacy through future planned underwriting and rate actions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the description in our 2020 Annual Report on form 10-K filed with the SEC on March 4, 2021, although the recent economic disruptions caused by the COVID-19 pandemic has added greater uncertainty to the credit risk and equity risk that we face.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2021. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required for Item 1, Financial Statements, is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Please see the "Factors Relating to the Proposed Transaction with Brookfield Reinsurance" in the "Introductory Note Regarding Pending Merger" at the beginning of Item 2 above. There have been no other material changes to the Risk Factors discussion in Item 1A of our 2020 Form 10-K filed with the SEC on March 4, 2021.

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

Date: November 4, 2021