Form 10-K
period 2021-12-31
American National Group Inc
filed 2022-02-25
CIK 1801075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒ No
The aggregate market value on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $1.1 billion. For purposes of the determination of the above-stated amount, only directors, executive officers and 10% shareholders are presumed to be affiliates, but neither the registrant nor any such person concedes that they are affiliates of registrant.
As of February 25, 2022, there were 26,887,200 shares of the registrant’s voting common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s Definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in conjunction with the registrant’s annual meeting of shareholders.

AMERICAN NATIONAL GROUP, INC.

PART I

ITEM 1. BUSINESS

Company Overview

We have conducted business from our headquarters in Galveston, Texas since 1905. Our core business segments are life insurance, annuities, and property and casualty insurance. We also offer limited health insurance. We provide personalized service to approximately six million policyholders throughout the United States, the District of Columbia, and Puerto Rico. In addition, as of December 31, 2021, we have over $136.9 billion of life insurance in-force.

On July 1, 2020, American National Insurance Company, a Texas insurance company (“ANICO”), completed its previously announced holding company reorganization, which was approved by its shareholders at its Annual Meeting of Shareholders held on April 23, 2020. As a result of such reorganization, ANICO became a wholly owned subsidiary of American National Group, Inc., a Delaware corporation (“ANAT”), and ANAT replaced ANICO as the publicly held company. Consequently, all filings with the Securities and Exchange Commission from July 2, 2020 forward have been filed by ANAT under CIK No. 0001801075.

On August 6, 2021, ANAT entered into an Agreement and Plan of Merger (the "Merger Agreement") with Brookfield Asset Management Reinsurance Partners Ltd. ("Brookfield Reinsurance"), an exempted company limited by shares existing under the laws of Bermuda, and Freestone Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Brookfield Reinsurance ("Merger Sub"). On the terms and subject to the conditions of the Merger Agreement, at the closing, Merger Sub will merge with and into ANAT (the "Merger"), with ANAT continuing as the surviving entity, which will become an indirect, wholly-owned subsidiary of Brookfield Reinsurance. On the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company's common stock will be converted into the right to receive $190.00 in cash without interest (the "Merger Consideration"), for total Merger Consideration of approximately $5.1 billion. The Merger was unanimously approved by the ANAT's board of directors. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information regarding the Merger.

In this document, we refer to ANAT and its subsidiaries as "American National," the "Company,” “we,” “our,” and “us.”

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

We are committed to excellence and maintaining high ethical standards in all our business dealings. Disciplined adherence to our values has allowed us to deliver consistently high levels of service through talented people, who are at the heart of our business. We define our values with the acronym FIRST, which stands for Financial strength, Integrity, Respect, Service, and Teamwork. Additionally, we describe our culture as ACE which stands for Agility, Collaboration, and Engagement, three characteristics that describe how we want to operate as a team dedicated to the success of our stakeholders. In 2021, we instituted ACE Culture 2.0 with additional emphasis on diversity, equity, and inclusion.

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

ITEM 1. BUSINESS — (Continued)

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

ITEM 1. BUSINESS — (Continued)

Health Segment

Medicare Supplement. Medicare supplement insurance is a type of private health insurance designed to supplement or pay the costs of certain medical services not covered by Medicare. Due to competitive pressures and a marketing shift toward more profitable lines of business, we are completing the process of withdrawing from the Medicare Supplement market. New business sales ceased as of January 31, 2022. Going forward, existing policies will be in run-off and lapse at the end of the policy period.

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

Short-Term Medical Insurance. Short-term medical provides temporary medical expense coverage for policyholders between jobs, waiting for other coverages to begin, or currently without other medical expense coverage. Under current federal regulation, short-term medical may be renewed up to 36 months.

Property and Casualty Segment

Personal Lines. Personal lines include insurance policies sold to individuals for auto, homeowners, and other similar exposures. Auto insurance covers specific risks involved in owning and operating an automobile. Homeowners insurance provides coverage that protects the insured owner’s property against loss from perils. Other personal insurance provides coverage for property such as boats, motorcycles and recreational vehicles, and umbrella protection coverage.

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

Specialty Markets. Specialty markets products include renters, mortgage security, aviation, private flood, and credit insurance. Credit insurance provides protection to borrowers and the creditors that extend credit to them against unpaid indebtedness as a result of death, disability, involuntary unemployment, or untimely loss to the collateral securing a personal or mortgage loan. Coverage available for the segment includes:
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

ITEM 1. BUSINESS — (Continued)

Corporate and Other Segment

Our Corporate and Other segment includes our non-insurance subsidiaries and other invested assets not matched with insurance activities.

Marketing Channels

Our diversified product distribution network is designed to satisfy the needs of the markets we serve.

Career Sales and Service Division (“CSSD”)—can be traced to the Company's founding in 1905, and offers life insurance, annuities, and limited benefit health insurance products through employee agents primarily to the lower and middle-income market. CSSD's business model is structured to enable agents located throughout the United States to efficiently distribute new products and provide personalized service to the customer. CSSD has evolved its operations to offer a wider variety of products and electronic processing to meet the ever-changing needs of the customer and the agents that serve them.

Independent Marketing Group (“IMG”)—distributes our life insurance and annuity products and solutions through independent agents, financial institutions, large marketing organizations, employee benefit firms, broker-dealers and brokers. IMG provides these products and services to clients in need of wealth protection, accumulation, distribution, and transfer. IMG also markets to individuals who favor purchasing life insurance directly from an insurance company, through call centers.

Multiple Line Agencies—offers life insurance, annuities, and property and casualty insurance and a limited amount of health insurance primarily through agents, who, for the most part, primarily or exclusively represent the Company. This distribution channel serves individuals, families, farmers, ranchers, other agricultural clients, and small business owners across the country. Policyholders can generally obtain all their insurance solutions through our multiple line agents, which has been identified as an important driver to client satisfaction.

Health Insurance Division—serves the needs of a variety of markets including middle-income seniors, self-insured employers, and the special needs of individuals with supplemental products which are sold direct to consumer, and by independent agents, brokers, and Managing General Underwriters (“MGU”). The Health Insurance Division primarily offers health insurance products, supplemental health insurance products, health reinsurance, and traditional medicare supplement products.

Specialty Markets Group ("SMG")—primarily offers property and casualty products, including some credit property and casualty products. Credit product distribution includes general agents who market to financial institutions, automobile dealers, and furniture dealers. Our SMG distribution channel also provides property and casualty products for renters, mortgage security, aviation for small hull aircraft, self-storage contents, and private flood insurance through general agents and managing general agents. Some of the products distributed by SMG, including aviation and private flood, are fully reinsured. In addition, SMG sells some credit life and credit disability products.

Policyholder Liabilities

We record the amounts for policyholder liabilities in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and the standards of practice of the American Academy of Actuaries. We carry liabilities for future policy benefits associated with base policies and riders, unearned mortality charges and future disability benefits, for other policyholder liabilities associated with unearned premiums and claims payable, and for unearned revenue from front-end fees. We also establish liabilities for unpaid claims and claim adjustment expenses, including those that have been incurred but not yet reported. In addition, we carry liabilities for secondary guarantees relating to certain life policies and fair value reserves associated with embedded derivatives on equity-indexed products.

Additional information regarding our policyholder liabilities may be found in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Reserves section, and Part II, Item 8, Financial Statements and Supplementary Data — Note 11, Liability for Future Policy Benefits and Policyholder Account Balances, and Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements.

ITEM 1. BUSINESS — (Continued)

Risk Management

A conservative operating philosophy was a founding principle for our Company and continues to be a guiding principle for us. We manage risks across the Company by employing controls throughout our business operations. These controls are designed to both place limits on activities and provide internal reporting information that helps us monitor our businesses and shape decisions and actions. The Company’s Board of Directors oversees a formal enterprise risk management program to coordinate risk management efforts and to provide reasonable assurance that risk taking activities are aligned with strategic objectives. The Board Audit Committee assists the Board in its risk management oversight. The risk management program includes a Corporate Risk Officer to ensure consistent application of the enterprise risk management process across all business segments. The Enterprise Risk Management Committee is supported by three sub-committees, one focusing on life and annuity business risks, one focusing on property and casualty business risks, and another focusing on health and credit life business risks. In addition, several other senior management committees support the discussion and enforcement of risk controls in the management of the Company.

Our insurance products are designed to balance features desired by the marketplace with provisions that mitigate our risk exposures across our insurance products portfolio. We employ underwriting standards to help ensure proper rates are charged to different classes of risks. In our life insurance and annuity products, we seek to mitigate disintermediation risk, the risk of large outflows of cash at times when it is disadvantageous to us to dispose of invested assets, with surrender charges and market value adjustment features.

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

We also manage risk by purchasing reinsurance to limit exposure in our Life, Health, and Property and Casualty segments. In our Life segment, we currently retain 100% of newly developed permanent and term products up to our retention limit and cede the excess exposure to reinsurers that are evaluated for their credit strength. Consistent with our corporate risk management strategy, we periodically adjust our Life reinsurance program and retention limits as market conditions warrant. In our Health segment, we use reinsurance on an excess of loss basis for our MGU stop-loss business. In our Property and Casualty segment, our reinsurance program provides coverage for some individual risks with exposures above certain amounts as well as exposure to catastrophes including hurricanes, tornadoes, wind and hail events, earthquakes, fires following earthquakes, winter storms, and wildfires. In all segments, we purchase reinsurance from multiple providers and regularly review the financial strength ratings of our reinsurers. Reinsurance does not remove our liability to pay our policyholders, and we remain liable to our policyholders for the risks we insure. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for retention limits.

In our Property and Casualty segment, the use of catastrophic event models is an important element of risk management. These models assist in the measurement and management of exposure concentrations and the amount and structure of reinsurance purchases. In addition to reinsurance, we manage exposure to catastrophic risk by limiting property exposure in areas with heightened brush fire risks and exposures and in coastal areas, implementing hurricane, wind and hail deductible requirements where appropriate, and not renewing coverage, when permitted by applicable law, in regions where we believe exposure to risky events exceeds our risk appetite.

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

ITEM 1. BUSINESS — (Continued)

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

A.M. Best has placed American National’s issuer credit and financial strength ratings under review with developing implications and S&P Global Ratings has placed the ratings on CreditWatch with negative implications due to the pending Merger with Brookfield Reinsurance. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional details.

ITEM 1. BUSINESS — (Continued)

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) expanded the U.S. federal government presence in insurance oversight. Dodd-Frank also established the Federal Insurance Office within the U.S. Department of Treasury, which is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify certain issues in the regulation of insurers, and preempt state insurance measures under certain circumstances. Provisions of Dodd-Frank are or may become applicable to us, our competitors, or certain entities with which we do business. For example, it is possible that regulations issued by the Consumer Financial Protection Bureau may extend, or be interpreted to extend, to the sale of certain insurance products by covered financial institutions, which could adversely affect sales of such products. The Federal Insurance Office, as a result of various studies it conducts, may also recommend changes in laws or regulations that affect our business. There may be further federal involvement in the business of insurance in the future, which may add significant legal complexity and associated costs to our business.

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

Limitations on Dividends by Insurance Subsidiaries. Dividends received from ANICO are the sole source of cash for ANAT. ANICO and its insurance subsidiaries’ ability to pay dividends is generally limited by state law and is also impacted by federal income tax considerations. Our insurance subsidiaries' ability to pay dividends is important to ANAT's ability to pay dividends to shareholders.

Rate Regulation. Nearly all states have laws that require life, health, credit, and property and casualty insurers to file rate schedules and require most insurers to file policy or coverage forms and other information with the state’s insurance regulatory authority. In many cases these must be approved prior to use. The objectives of rate laws vary, but generally a price cannot be excessive, inadequate, or unfairly discriminatory. Prohibitions on discriminatory underwriting practices apply in the context of certain products as well.

Our ability to adjust premium rates, particularly with certain property and casualty and health insurance products, is often dependent on the applicable pricing law and our ability to demonstrate to the particular regulator that current or proposed pricing complies with such law. Rate increases that we believe are necessary for our profitability may be delayed or denied as a result of such laws. We manage our risk of loss by charging a price that reflects the cost and expense of providing insurance products and by being selective in underwriting. When a state has significant underwriting and pricing restrictions, it becomes more difficult to manage our risk of loss, which can adversely impact our ability to market products profitably in such states.

ITEM 1. BUSINESS — (Continued)

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

Exiting Geographic Markets, Canceling and Non-Renewing Policies. Most states regulate an insurer’s ability to exit a market by limiting the ability to cancel and non-renew policies. Some states prohibit an insurer from withdrawing one or more types of insurance business from the state, except pursuant to an approved plan. These regulations can restrict our ability to exit unprofitable markets.

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

Risk-Based Capital and Solvency Requirements. The NAIC has a formula for analyzing capital levels of insurance companies called Risk-Based Capital (“RBC”). The RBC formula has minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. As of December 31, 2021, the capital level of each of our insurance company subsidiaries exceeded 300% of their respective Authorized Control Levels, the minimum RBC requirement before any action level is triggered or considered.

Own Risk and Solvency Assessment ("ORSA"). The NAIC Risk Management and ORSA Model Act (#505) requires insurers to maintain a framework for identifying, assessing, monitoring, managing, and reporting on the “material and relevant risks” associated with the insurers' (or insurance groups') current and future business plans. The model act, which has been adopted by the state insurance regulators of our insurance companies, requires companies to file an internal assessment of their solvency with insurance regulators annually. Although no specific capital adequacy standard is currently articulated in the ORSA requirement, it is possible that such standard will be developed over time and may increase insurers' minimum capital requirements, which could adversely impact our growth and return on equity. Our own minimum capital requirement, the Defined Security Standard in our 2021 ORSA, is 200% of the 1-in-250 Conditional Tail Expectation event as measured by the American National Internal Capital Model. As of December 31, 2021, GAAP equity exceeds this minimum requirement.

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

ITEM 1. BUSINESS — (Continued)

In addition, our periodic reports and proxy statements to stockholders are subject to the requirements of the Securities Exchange Act of 1934 and corresponding rules of the SEC, and our corporate governance processes are subject to regulation by the SEC and the NASDAQ Stock Market. Our registered wholesale broker-dealer and registered investment adviser subsidiaries are subject to regulation and supervision by the SEC, FINRA and, in some cases, state securities administrators.

Suitability. FINRA rules require broker-dealers selling variable insurance products to determine that transactions in such products are “suitable” to the circumstances of the particular customer. In addition, most states have enacted the NAIC’s Suitability in Annuity Transactions Model Regulation that, in adopting states, places suitability responsibilities on insurance companies in the sale of fixed and indexed annuities, including responsibilities for training agents. The NAIC has adopted revisions to this model regulation that would further elevate the standard of care for annuity sales and align it with the SEC's new Regulation Best Interest. Several states have either adopted the model regulation or are considering adopting the model regulation. We anticipate that the revised model will be adopted in some form by many of the states in which we do business. New York has already taken further action, through the adoption by the New York Department of Financial Services ("NYDFS") of a regulation that requires in part that life insurance policies and annuity contracts delivered or issued for delivery in New York be in the best interest of the consumer.

Protection of Consumer Information. U.S. federal laws, such as the Gramm-Leach-Bliley Act ("GLB"), and state laws regulate disclosures of certain customer information and require us to protect the security and confidentiality of such information. Such laws also require us to notify customers about our policies and practices relating to the collection, protection and disclosure of confidential customer information. State and federal laws, such as the federal Health Insurance Portability and Accountability Act ("HIPAA"), regulate our use, protection, and disclosure of certain personal health information. In addition, most states have laws or regulations that require us to notify regulators and affected customers in the event of a data breach, and some of these laws and regulations are becoming more stringent by requiring faster notifications and creating private causes of action for violations.

On June 28, 2018, California enacted a sweeping new privacy law known as the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA requires enhanced customer disclosure about how a business collects and uses personal data, how such data is used in business processes, and with and to whom customer data is shared or sold. In addition, the CCPA also affords a consumer a “right to request deletion” in certain circumstances. On August 31, 2018, the California State Legislature passed SB-1121, a bill that delayed enforcement of the CCPA until July 1, 2020, and made other amendments and clarifications to the law. Such clarifications include exempting from certain requirements of the CCPA information that is collected, processed, sold or disclosed pursuant to the California Financial Information Privacy Act, GLB, the federal Fair Credit Reporting Act ("FCRA"), HIPAA, or the federal Driver’s Privacy Protection Act. The revisions, however, do not exempt such information from the CCPA’s private right of action provision in all instances. Additionally, the definition of “personal information” in the CCPA is broad and may encompass other information that we maintain in our California business beyond that excluded under GLB, FCRA, HIPAA, the Driver’s Privacy Protection Act, or the California Financial Information Privacy Act exemption. In addition, in November 2020, California enacted the Consumer Privacy Rights Act, which is effective January 1, 2023 and grants new consumer rights regarding personal information and strengthens certain provisions of the CCPA. Other states may adopt comprehensive privacy laws like California. For example, on March 2, 2021, Virginia enacted the Virginia Consumer Data Protection Act ("CDPA"). On June 8, 2021, Colorado passed the Colorado Privacy Act ("CPA"). Both the CDPA and CPA give certain consumers data protections rights including the right to opt-out of processing their personal data, the right to delete information, and the right to correct information. The CDPA will go into effect on January 1, 2023 and CPA will go into effect on July 1, 2023.

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

ITEM 1. BUSINESS — (Continued)

Cybersecurity. In recent years, millions of consumers and businesses have been impacted by data breaches of companies in various industries, increasing the regulatory focus on consumer information protection and data privacy. On August 28, 2017, New York became the first state to adopt minimum cybersecurity standards for certain financial institutions. NYDFS requires financial institutions authorized to do business under New York banking, insurance, or other financial services laws, including certain of our subsidiaries, to develop a cybersecurity program and policy based on an assessment of the institution’s cybersecurity risks, designate a Chief Information Security Officer, maintain written policies and procedures with respect to third-party service providers, limit who has access to data or systems, use qualified cybersecurity personnel to manage cybersecurity risks, notify NYDFS of a cybersecurity event within seventy-two hours, maintain a written incident response plan, and provide NYDFS with an annual certification of compliance.

In addition, the NAIC has adopted the Cybersecurity Bill of Rights, a set of directives aimed at protecting consumer data, and the Insurance Data Security Model Law, a model law patterned after New York's cybersecurity standards. The Insurance Data Security Model Law establishes standards for data security in the insurance industry, including standards for investigating a data breach and requiring certain notifications to regulators, producers and consumers. South Carolina became the first state to adopt the Insurance Data Security Model Law in May 2018. Since then, more states have adopted the model law in some form. In states that have not adopted the Insurance Data Security Model Law, it is not mandatory for insurers to comply with the model law; however, state and federal legislators and regulators are likely to look to the model law, as well as the NYDFS regulation, for guidance in proposing new legislation and regulation. The NAIC has also strengthened and enhanced the cybersecurity guidance included in its handbook for state insurance examiners. We expect a continuing focus at the state and federal levels on the privacy and security of personal information.

Anti-Money Laundering. Federal law and regulations require us to take certain steps to help prevent and detect money laundering activities. The USA PATRIOT Act of 2001 contains anti-money laundering and financial transparency requirements applicable to certain financial services companies, including insurance companies. The Bank Secrecy Act requires insurers to implement a risk-based compliance program to detect, deter and (in some cases) report financial or other illicit crimes including, but not limited to, money laundering and terrorist financing. The Office of Foreign Assets Control (“OFAC”), a division of the U.S. Treasury Department, administers and enforces economic and trade sanctions. For certain transactions, an insurer may be required to search policyholder, agent, vendor and employee databases for specially designated nationals or suspected terrorists, in order to comply with OFAC obligations.

Healthcare Regulation. We are subject to various conditions and requirements of the Patient Protection and Affordable Care Act of 2010 (the “Healthcare Act”). The Healthcare Act affects the small blocks of business we have offered or acquired over the years that are, or are deemed to be, health insurance. The Healthcare Act also influences the design of products sold by our Health segment, which may influence consumer acceptance of such products and the cost of monitoring compliance with the Healthcare Act. Moreover, the Healthcare Act affects the benefit plans we sponsor for employees, retirees and their dependents, our expense to provide such benefits, our tax liabilities in connection with the provision of such benefits, and our ability to attract or retain employees. Any repeal, replacement or amendment of the Healthcare Act, or judicial decisions impacting the Healthcare Act, could have similar effects on us.

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

ITEM 1. BUSINESS — (Continued)

Human Capital Resources

As of December 31, 2021, we employed approximately 4,545 employees in 45 states. Most employees work from one of our four primary office locations in Galveston, Texas; Springfield, Missouri; League City, Texas; and Glenmont, New York. As a result of COVID-19, a majority of employees have transitioned to a hybrid work model that combines on-premise and remote work. We also have employees working at other locations, primarily employees of our CSSD division, which has 57 district offices operating in 15 states. Approximately 985 of our employees are covered under a collective bargaining agreement, the majority of whom are within CSSD.

In addition to our employees, we have approximately 143,000 non-employee producers who are appointed by the Company to market specific products and insurance to the various markets we serve. These non-employee producers are vital to our long-term success in the financial services industry, which is a human-capital intensive business. As such, we support and monitor these relationships through our commitment to attracting, developing and retaining producers who are client-focused and align with our company values.

During 2021, the Company’s total employee voluntary turnover was less than 12.2%. We believe we have good relationships with our employees. We consider our employees to be the foundation for our continued growth and success through demonstration of our FIRST values and Code of Business Conduct and Ethics, which speak to who we are and define the expectation for how we conduct ourselves.

Engagement. We periodically conduct employee surveys managed through a third-party vendor to capture the voice of our employees, to provide current data on the level of employee engagement, and to identify strengths and opportunities for improvement. Our corporate values drive who we are, which directly relates to the consistently high marks for ethics that we receive in our employee surveys.

Employee survey input is routinely integrated into new and existing programs, policies and practices. Culture initiatives focused on increasing agility, collaboration, and engagement ("ACE"), ongoing since 2016, continue to evolve and benefit with direct input from employees. Through our ACE culture efforts, we promote diverse discussion and value ideas from all employees on how to work more effectively and more inclusively.

Diversity, Equity and Inclusion ("DEI"). ACE culture includes focus and commitment towards diversity, equity and inclusion. American National is committed to fostering a culture that welcomes diverse talents and perspectives and uses varied insights to make us better. We believe our company is strongest when each member of our team is respected, treated fairly and is comfortable to be who they are. We value the creativity and vitality an inclusive workforce creates and strive to embrace what makes each of us unique, including: race, ethnicity, culture, sexual orientation, gender, religion, age, personal style and physical ability, as well as diverse opinions, perspectives, lifestyles and ideas.
•DEI Statement. In 2020, we released a diversity, equity and inclusion commitment statement and formed an executive-led ACE culture task force to build a strategy and roadmap of actions aimed at continuing to grow diversity, equity and inclusion within the company
•Inclusive Leadership Development. We believe inclusive leaders are necessary for building diverse teams, leveraging diverse perspectives to innovate and are critical to achieving organizational growth in the 21st century. Inclusive behavioral expectations are reflected in all manager goal forms and are considered when evaluating performance and compensation. Our leadership development program, Ascend, is designed to address and sharpen leaders’ skills we believe engage and retain employees. Leadership skills and behaviors are reviewed and calibrated in the annual succession planning process.
•Women's Leadership Forum. Our Women’s Leadership Forum was created in 2018 for female leaders to discuss important issues and share advice for working and advancing within American National.
•Texas Competes. We are members of Texas Competes, a partnership of business leaders that is welcoming to people in the LGBTQIA+ community.
•Celebrating Diversity. Our annual calendar campaign recognizes, celebrates and educates that which makes us unique and includes commemorative months such as Black History Month, Women's History Month, Asian American Pacific Islander Month, LGBTQIA+ Pride Month, National Hispanic Heritage Month, National Disability Employment Awareness Month and National American Indian Heritage Month.

ITEM 1. BUSINESS — (Continued)

•Recruitment and Retention. We have steadily increased our efforts in recent years to attract, retain, develop and promote qualified women and diverse candidates in our company. We use a variety of opportunities and programs to reach a broader range of applicants and talented individuals. Our talent acquisition team attends job fairs, provides internships and visits many colleges and universities, including certain historically black institutions, to find exceptional talent. We also participate in the U.S. Army Partnership for Youth Success to help honorably discharged soldiers find civilian careers.
•Females constitute approximately 61% of our workforce. In the past five years, the percentage of women in officer positions grew from 25% to 34% with additional growth in all people-leader positions from 51% to 55%. Diversity in people-leader positions grew from 16% to 20% and diversity in officer positions grew from 6% to 10%.

Compensation and Benefits. We invest in our employees’ development and well-being and place a focus on providing a competitive total rewards package that includes the following:
•Base salaries that are consistent with position, skill level, experience and location. Base salaries are reviewed annually and have an opportunity to be increased based on performance. With the current competitive talent market, we routinely review critical positions against the market and adjust as necessary.
•Employees are eligible for health benefits, health savings/flexible spending accounts, paid and unpaid leaves – including tenure-based paid time off and floating holidays - a 401(k) plan with a 4% company match, company-paid life insurance and disability/accident coverage, and dental and vision insurance
•Our employees’ personal well-being and professional development are critical to our long-term success. We provide all employees with the opportunity for paid volunteer time, a strong Employee Assistance Program to support individuals on a variety of topics impacting them, access to wellness coaching, health risk assessments, and onsite gyms.

Development and Training. American National is committed to supporting the advancement of all employees through formal and informal learning opportunities, all of which are driven by our company goals, values and culture initiatives. All employees have opportunities to increase their insurance knowledge through certifications. The company partners with LOMA (Life Office Management Association) and The Institutes (Risk & Insurance Knowledge Group) to further employee education and professional development.

Employee Health and Welfare. During the COVID-19 pandemic, American National has devoted key resources to make employee health and safety a top priority. A majority of the workforce has transitioned to a hybrid work model that combines on-premise and remote work. This approach has reduced the daily volume of people on-site and has created a more flexible environment for employees. These efforts are having a positive impact as reflected in recent employee engagement survey results. As we proceed through the pandemic, we believe employee safety, productivity and retention are vital to meeting important business goals and objectives. Refer to Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion on management’s response to COVID-19.

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

Our press releases, financial information and reports filed with the SEC (for example, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those forms) are also available online through www.americannational.com. The reference to our website does not constitute the incorporation by reference of information contained at such website into this, or any other, report. Copies of any documents on our website are available without charge, and reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS

We are exposed to numerous risk factors that individually or in the aggregate could cause actual results to differ materially from recent results or anticipated future results. The following discussion details the material risk factors to our Company. While our enterprise risk management framework contains various strategies, processes, policies and procedures to address these risks and uncertainties, we cannot be certain that these measures will be implemented successfully in all circumstances. In addition, we could experience risks that we failed to identify, or risks of a magnitude greater than expected. Readers are advised to consider all of these factors along with the other information included in this 2021 Annual Report, including the important factors relating to the Merger set forth under the caption "Caution Regarding Forward-Looking Statements" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and to consult any further disclosures we make on related subjects in our filings with the SEC.

Economic and Investment Market Risk Factors

Our results of operations are materially affected by economic and political conditions in the U.S. and elsewhere. The strength and sustainability of economic activity is inherently uncertain. Factors such as unemployment, workforce participation levels, inflation, domestic political uncertainty and strife, geopolitical and international trade issues, energy prices, stagnant or declining family incomes, consumer confidence and spending, and increased student and consumer debt can adversely affect the economy and demand for our products. Unfavorable economic developments could adversely affect us if our customers have less need for insurance coverage, cancel existing insurance policies, modify coverage, or choose not to renew with us. Challenging economic conditions may impair the ability of our customers to pay premiums as they come due. These risks are exacerbated by the ongoing COVID-19 pandemic.

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

ITEM 1A. RISK FACTORS — (Continued)

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

Fluctuations in the markets for fixed maturity securities, equity securities, alternative investments, and commercial real estate could adversely affect our business. Investment returns are an important part of our profitability. Substantially all investments, including our fixed maturity, equity, alternative investments, real estate, and mortgage loan investment portfolios, are subject to market and credit risks, including market volatility and deterioration in the credit or prospects of companies or governmental entities in which we invest. We could incur significant losses from such risks, particularly during extreme market events. The concentration of our investments in any particular industry, group of related industries or government issuers, or geographic area can compound these risks. Moreover, the Board of Governors of the Federal Reserve System may move further towards normalizing monetary policy from the programs of recent years that have fostered a historically low interest rate environment. In addition to resulting in higher interest rates, such a move may generate volatility in debt and equity markets. During the fourth quarter 2021, the Company sold the majority of our equity securities portfolio.

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

Some of our investments are relatively illiquid. Investments in privately placed securities, mortgage loans, and real estate, including real estate joint ventures and certain other equity interests, are relatively illiquid. If we suddenly require significant amounts of cash in excess of ordinary cash requirements, it may be difficult or not possible to sell these investments in an orderly manner for a favorable price.

Risk Factors Relating to Our Business and Industry

Major public health issues, such as the novel coronavirus identified in 2019, COVID-19, could have an adverse impact on our business and results of operations. We are continuing to closely monitor developments related to the COVID-19 pandemic to assess its impact on our business; however, due to the wide-ranging and highly uncertain nature of this event, it currently is not possible to estimate the ultimate direct and indirect impact of COVID-19 on our business, results of operations, financial condition, or liquidity with reasonable certainty. The COVID-19 pandemic has resulted in, and is expected to continue to result in, significant disruptions in economic activity and financial markets. COVID-19 has impacted us, as discussed below and elsewhere in the report, and COVID-19 or other major public health issues may further impact us in a number of ways.

As a result of COVID-19, we have incurred increased death claims and due to supply chain issues and inflation, which appear to be connected with the impact of the pandemic, we are facing increased costs associated with claims under our life, health, and commercial property and casualty insurance products. COVID-19 has directly and indirectly increased mortality. The cost of reinsurance to us for these coverages has increased and could increase further, and we may encounter decreased availability of reinsurance. With respect to our commercial property and casualty insurance business, reinsurers generally have excluded reinsurance coverage for losses attributable to COVID-19 and other communicable diseases beginning January 1, 2021. Our commercial property and casualty policies generally exclude coverage for losses attributable to communicable diseases. However, courts, legislatures or state insurance regulators could invalidate or refuse to give effect to such exclusions, forcing us to extend coverage beyond our policy language and underwriting intent. Without adequate reinsurance coverage available for such losses, the resulting impact on our commercial property and casualty business could be significant. In particular, there is much litigation in the industry regarding whether losses from business closures attributable to the COVID-19 pandemic are insured under the business interruption coverages of many commercial property and casualty insurance policies. As of February 4, 2022, we have received 321 business interruption claims related to COVID-19; all claims received have been closed without payment based on applicable exclusions. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information regarding the impact of COVID-19.

ITEM 1A. RISK FACTORS — (Continued)

Our investment portfolio has been and may continue to be adversely affected by market volatility, changes in interest rates, reduced liquidity, deteriorating capacity of our mortgage loan borrowers to meet their obligations to us, possible declining values of collateral securing our mortgage loan portfolio, and by the impact of the COVID-19 pandemic on the U.S. and global economies and the uncertainty of its outcome. Extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets. For additional information regarding the impact of COVID-19 to mortgage loans, see Part II, Item 8, Financial Statements and Supplementary Data —Note 5, Mortgage Loans, of the Notes to the Consolidated Financial Statements.

Our workforce, and the workforces of our vendors, service providers and counterparties, could be affected by COVID-19, which could result in an adverse impact on our ability to conduct business. We are continuing to take precautions to protect the safety and well-being of our employees while striving to provide uninterrupted service to our policyholders and claimants. Since the onset of the pandemic, we have continued to support our business operations. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur to our employees' ability to continue to provide customer support and service as many continue to work remotely. In addition, the increase in the number of our employees working remotely has increased certain risks to our business, including increased demand on our information technology resources and systems, greater potential for phishing and other cybersecurity attacks, and an increase in the number of points of potential attack. Any failure to manage these risks effectively and to identify and respond to any cyberattacks on a timely basis may adversely affect our business. We continue to monitor our internal controls over financial reporting for adverse impacts due to the large number of our employees working remotely. New processes, procedures, and controls may be required to respond to any changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, our ability to operate our internal controls may be adversely impacted.

The efforts of governmental and non-governmental organizations in combating the spread and severity of COVID-19 or other major public health issues may not be effective. Further, we cannot predict how legal and regulatory responses to concerns about COVID-19 or other major public health issues will impact our business. For example, during the height of the pandemic, state insurance regulators across the country restricted our ability to cancel certain policies for non-payment. Such actions impacted our cash flows from these policies. In addition, some state insurance regulators have restricted the introduction of new communicable disease exclusions by property and casualty insurers.

Thus far, throughout the pandemic, we believe we have successfully navigated the risks associated with COVID-19 and have been able to successfully maintain our business operations. However, as the pandemic continues, the extent to which COVID-19 impacts our business, results of operations, financial condition, or liquidity will depend on future developments which remain highly uncertain.

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

Our liabilities for losses are estimates of amounts needed to pay and administer incurred claims and, as such, are inherently uncertain; they do not and cannot represent exact measures of liability. Inflationary events, especially events outside of historical norms, or regulatory changes that affect the assumptions underlying our estimates can cause variability. For example, increases in costs for auto parts and repair services, construction costs, and commodities (whether as a result of market forces, tariffs or other conditions or events) result in higher losses for property damage claims. Accordingly, our liabilities for losses could prove to be inadequate to cover our actual losses and related expenses. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates — Reserves, for additional information.

With respect to our investments, the determination of estimates for allowances and impairments varies by investment type and is based upon our periodic evaluation of known and inherent risks associated with the respective asset class. Historical trends and assumed changes may not be indicative of future impairments or allowances. See Part II, Item 8, Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements for further description of our evaluation of impairments.

ITEM 1A. RISK FACTORS — (Continued)

Assumptions regarding the future realization of deferred tax assets are dependent upon estimating the generation of sufficient future taxable income, including capital gains. If future events differ from our current forecasts and it is determined that deferred tax assets cannot be realized, a deferred tax valuation allowance must be established, with a charge to tax expense.

Interest rate fluctuations and other events may require us to accelerate the amortization of DAC. When interest rates rise, life and annuity surrenders and withdrawals may increase as policyholders seek to buy products with higher or perceived higher returns, impacting estimates of future profits. When interest rates fall, we would have the opposite effect. Significantly lower future profits may cause us to accelerate DAC amortization, and such acceleration could adversely affect our results of operations to the extent such amortization exceeds any surrender or other charges earned as income upon surrender and withdrawal. See also Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates, and Part II, Item 8, Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies and Practices, and Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements, for additional information.

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

ITEM 1A. RISK FACTORS — (Continued)

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

ITEM 1A. RISK FACTORS — (Continued)

Like other companies, we have experienced threats to our data and systems through phishing campaigns, malware, ransomware and other fraudulent and deceptive activities, and we have experienced certain incidents of unauthorized access to our data and systems. In addition, spoofing attacks have been carried out by individuals impersonating customers, which have resulted in unauthorized withdrawals from a limited number of customer accounts. Such withdrawals were refunded by us, and we believe that implemented business process changes have helped mitigate the impact of new attacks. We have also implemented technology to further assist in the identification of these bad actors. These various threats, attacks and incidents that have occurred to date have not been material to our operations and are not expected to be material to our operations based on information presently known to management. However, any significant attacks, unauthorized access or disclosures, disruptions or other security breaches, whether affecting us or third parties, could result in substantial business disruption and consequences, including without limitation, costs of repairing or replacing systems, increased security costs, costs of customer notifications and credit monitoring services, lost revenues, litigation, regulatory action, fines and penalties, and harm to customer and producer confidence and our reputation. While we have purchased cybersecurity risk insurance and intend to assess the adequacy of this insurance annually, this insurance may not be sufficient in scope or amount to cover all of our losses from breaches of our data.

Our failure to complete and implement technology initiatives in a timely manner could result in the loss of business and incurrence of software development costs that may not be recoverable. Digital strategies, data, and analytics play an increasingly important role in the insurance industry. We may initiate multi-year technology projects from time to time to enhance the client experience, operations or replace aging systems. While technology developments can enhance the utility and value of data and analytics, deliver on client expectations, streamline business processes and ultimately reduce the cost of operations, technology initiatives can also present significant economic and organizational challenges, short-term costs and implementation risks. In addition, projections of expenses and implementation schedules could change materially and costs could escalate over time, while the ultimate utility of a technology initiative could deteriorate over time.

Due to the highly-regulated nature of the insurance industry, we also face increasing costs and competing time constraints in adapting technology to meet compliance requirements of new and proposed regulations. The costs to develop and implement systems to replace our aging systems and to comply with new regulatory requirements as needed over time are expected to be significant. Due to the complexities involved, there can be no assurances that new multi-year projects will be successful and that the costs incurred to develop and implement replacement systems will be recoverable. Furthermore, failure to implement replacement systems in a timely manner could result in loss of business from our delay or inability to design and introduce new insurance systems and solutions that meet emerging consumer needs and competitive trends.

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

Climate change, and increasing regulation with respect to climate change, may adversely impact our results of operations. There are concerns that the increased frequency and severity of weather-related catastrophes and other losses, such as hurricanes and wildfires, incurred by the industry in recent years are indicative of changing weather patterns, whether as a result of global climate change caused by human activities or otherwise, which could cause such events to persist. Increased weather-related catastrophes would lead to higher overall losses, which we may not be able to recoup, particularly in a highly regulated and competitive environment, and higher reinsurance costs. Increased weather-related catastrophes could also result in increased credit exposure to reinsurers and other counterparties we do business with. Certain catastrophe models assume an increase in frequency and severity of certain weather or other events, which could result in a disproportionate impact on insurers with certain geographic concentrations of risk. This would also likely increase the risks of writing property insurance in coastal areas or areas susceptible to wildfires or flooding, particularly in jurisdictions that restrict pricing and underwriting flexibility. The threat of rising seas or other catastrophe losses as a result of climate change may also cause property values in coastal or such other communities to decrease, reducing the total amount of insurance coverage that is required.

ITEM 1A. RISK FACTORS — (Continued)

In addition, climate change could have an impact on assets in which we invest, resulting in realized and unrealized losses in future periods that could have a material adverse impact on our results of operations and/or financial position. Such investment risks can include, but are not limited to, changes in supply and demand characteristics for fossil fuels, advances in low-carbon technology and renewable energy development, effects of extreme weather events on the physical and operating exposure of industries and issuers, and the transition that issuers make towards addressing climate risk in their own businesses. It is not possible to foresee with certainty which, if any, assets, industries or markets will be materially and adversely affected, nor is it possible to foresee the magnitude of such effect.

Moreover, we cannot predict how legal, regulatory and social responses to concerns about climate change will impact our business or the value of our investments. We are subject to complex and changing regulation and public policy debates relating to climate change that are difficult to predict and quantify and that may have an adverse impact on our business. For example, in November of 2021, NYDFS finalized its “Guidance for Domestic Insurers on Managing the Financial Risks from Climate Change.” In general, the guidance provides that a New York-domiciled insurer should integrate consideration of climate risks into its governance structure at the insurer or group level, consider the impact of climate-related factors on its business decisions using time horizons that are tailored to the insurer and its activities, incorporate climate risks into its existing financial risk management framework, use scenario analysis to inform business strategies and risk identification and assessment, and disclose its climate risks and engage with the Task Force on Climate-related Financial Disclosures and other initiatives when developing disclosure approaches. In addition, the NAIC and federal agencies, including the SEC and Federal Insurance Office, are increasingly focused on assessment and disclosure of climate change risks. Governmental guidance or regulations relating to climate change, or our own leadership decisions implemented as a result of assessing the impact of climate change on our business, may increase our costs of doing business.

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

We compete with other insurers for producers primarily on the basis of our financial position, reputation, longevity, support services, compensation, product features and pricing. We may be unable to compete for producers with insurers that adopt more aggressive pricing or compensation, that offer a broader array of products or packages of products, or that have extensive promotional and advertising campaigns. Attracting qualified individuals and retaining existing employees continues to be a challenge for employers. Businesses have become extremely competitive in the ever-changing landscape of the talent marketplace. As a result, it is an increasing challenge to distinguish us as an employer of choice.

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

Litigation and Regulation Risk Factors

Litigation may result in significant financial losses and harm our reputation. Plaintiffs have brought and may bring lawsuits, including class actions, against us relating to, among other things, sales or underwriting practices, alleged agent misconduct, product design, product disclosure, product administration, fees charged, denial or delay of claims and benefits, product suitability, claims-handling practices (including the permitted use of aftermarket, non-original equipment manufacturer auto parts), loss valuation methodology, refund practices, employment and producer contracting matters, and breaches of duties to customers. Plaintiffs may seek very large or indeterminate amounts, including punitive and treble damages, and our reputation could be harmed. The damages claimed and the amount of any probable and estimable liability, if any, may remain unknown for substantial periods of time. Even when successful in the defense of such actions, we incur significant attorneys’ fees, direct litigation costs and substantial amounts of management time that otherwise would be devoted to our business.

We are subject to extensive regulation, and potential further regulation may increase our operating costs, restrict our ability to innovate and limit our growth. We are subject to extensive insurance laws and regulations that affect nearly every aspect of our business. We are also subject to additional laws and regulations administered and enforced by a number of different governmental authorities, such as state securities and workforce regulators, the SEC, the Internal Revenue Service (“IRS”), FINRA, the U.S. Department of Justice, the U.S. Department of Labor (“DOL”), the U.S. Department of Housing and Urban Development (“HUD”), HHS, the Federal Trade Commission and state attorneys general, each of which exercises a degree of interpretive latitude. We face the risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may conflict with that of another regulator or enforcement authority or may change over time to our detriment. Regulatory investigations and examinations, which can be broad and unpredictable, may raise issues not identified previously and could result in new legal actions against us and industry-wide regulations that could adversely affect us. Further, we are experiencing increasing information requests from regulators without corresponding direct regulation being applicable to us, on issues such as climate change, diversity and our investments in certain companies or industries. Responding to such requests adds to our compliance costs.

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

ITEM 1A. RISK FACTORS — (Continued)

As insurance industry practices and legal, judicial, social, and other conditions outside of our control change, unexpected issues related to claims and coverage may emerge. These changes may include modifications to long established business practices or policy interpretations, which may adversely affect us by extending coverage beyond our underwriting intent or by increasing the type, number, or size of claims. For example, in January 2019, NYDFS issued Circular Letter No. 1, in which the department set out its views concerning the use of external consumer data sources in the underwriting of life insurance. NYDFS contends that external data sources can be unreliable and that many are not subject to regulatory oversight. Circular Letter No. 1 further highlights two particular areas of immediate concern for NYDFS involving the use of external data sources by life insurers. First, the department states that the use of external data sources has a significant potential to negatively impact protected classes of consumers in violation of state and federal anti-discrimination laws, and that insurers should not use an external data source unless the insurer can prove that such source does not violate anti-discrimination laws. Second, NYDFS contends that an insurer’s use of external data sources is often accompanied by a lack of transparency to consumers, which may implicate unfair trade practice law. Other states may undertake regulatory efforts similar to Circular Letter No. 1. For example, on July 6, 2021, the governor of Colorado signed Senate Bill 21-169, which also regulates an insurer’s use of external consumer data and information sources. In addition, the NAIC formed a committee on race and insurance which is focused on underwriting practices that may be an unintentional proxy for discrimination. As a result of these regulatory efforts, there is a great deal of uncertainty whether traditional underwriting criteria will be restricted by new state laws or regulations. Such regulatory efforts may significantly hinder our use of technological and innovative advances to underwrite and price life insurance accurately and deter the use of what is commonly called “big data” in the underwriting of property and casualty insurance.

Federal regulatory changes and initiatives have a growing impact on us. For example, certain federal regulation may impact our property and casualty operations. In 2013, HUD finalized a regulation under the Fair Housing Act that applies to home lenders, landlords and other housing providers (the "2013 Rule"). Such regulation prohibits lending and housing practices having a disparate impact against protected classes, even if there is no intent to discriminate. Various legal challenges to this regulation were pursued, culminating in a decision of the U.S. Supreme Court in 2015 generally viewed as favorable to the regulation. In September 2020, HUD adopted a regulation that substantially revises the 2013 Rule, making it more difficult for plaintiffs to bring disparate impact claims under the Fair Housing Act (the "2020 Rule"). Prior to the 2020 Rule’s effective date, the U.S. District Court for the District of Massachusetts issued a preliminary injunction to stay HUD’s implementation and enforcement of the 2020 Rule. On June 25, 2021, HUD reconsidered the 2020 Rule and instead proposed to recodify the 2013 Rule. While the recodification of the 2013 Rule is not yet final, finalization appears likely. There is concern among property and casualty insurers that such regulation may impact property and casualty industry underwriting practices and could be applied in a manner that adversely impacts price differentiation for homeowners’ policies using traditional risk selection analysis. Such an outcome, could increase litigation costs, force changes in underwriting practices, and impair our ability to write homeowners business profitably. In addition, Congress or states may enact legislation affecting insurers’ ability to use credit-based insurance scores as part of the property and casualty underwriting or rating process, which also could force changes in underwriting practices and impair our property and casualty operations’ ability to write homeowners business profitably.

There have been federal efforts to change the standards of care applicable to broker-dealers and investment advisers. We have previously reported that in April 2016, the DOL issued a regulation that significantly expanded the range of activities considered to be fiduciary investment advice under the Employee Retirement and Income Security Act of 1974 ("ERISA") and the Internal Revenue Code of 1986 (the “fiduciary rule”). The fiduciary rule would have applied ERISA’s fiduciary standard to many insurance agents, broker-dealers, advisers and others not previously subject to the standard when they sell annuities through IRA’s and qualified retirement plans. The fiduciary rule ultimately was vacated on June 21, 2018, by the U.S. Court of Appeals for the Fifth Circuit, ending the rule's effectiveness. Effective February 16, 2021, the DOL adopted a rule that formally reinstated the investment advice fiduciary definition that existed before the 2016 fiduciary rule was enacted and that included new interpretations that expanded the definition’s reach to include advice to roll over assets from a qualified plan to an IRA. The new regulation also included certain new exemptions. Nevertheless, there are indications that the DOL may propose an alternative fiduciary rule under the Biden Administration.

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

ITEM 1A. RISK FACTORS — (Continued)

There have also been state efforts to change the standards of care applicable to broker-dealers, investment advisers and insurance producers, including through the NAIC's Suitability in Annuity Transactions Model Regulation and the “Suitability and Best Interests in Life Insurance and Annuity Transactions” regulation adopted by the NYDFS. The NAIC model regulation places suitability responsibilities on insurance companies in the sale of fixed and indexed annuities, including responsibilities for training agents. The NAIC recently has adopted revisions to this model regulation that would further elevate the standard of care for annuity sales and harmonize it with the SEC's new Regulation Best Interest. The revised model has been adopted in some form by many of the states in which we do business, including Texas, and is pending or under consideration in several others. The NYDFS regulation addresses the duties and obligations of insurers and their producers and provides that any transactions with respect to life insurance policies and annuity contracts delivered or issued for delivery in New York must be in the best interest of the consumer and appropriately address the insurance needs and financial objectives of the consumer at the time of the transaction. It further requires that any recommendation must be based on an evaluation of the suitability information of the consumer and reflect the care, skill, prudence and diligence that a prudent person acting in a like capacity and familiar with such matters would use under the prevailing circumstances. Further, a producer’s compensation and other incentives must not influence his or her recommendations. The New York regulation became effective for annuity products on August 1, 2019 and for life insurance products on February 1, 2020.

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

For further discussions of the kinds of regulation applicable to us, see Part I, Item 1, Business — Regulations Applicable to Our Business section.

Changes in tax laws could adversely affect our business. Under current U.S. federal and state income tax laws, certain products we offer, primarily life insurance and annuities, receive tax treatment designed to encourage consumers to purchase these products. This treatment may encourage some consumers to select our products over non-insurance products. The U.S. Congress from time to time may consider legislation that would change the taxation of insurance products and/or reduce the taxation of competing products. Such legislation, if adopted, could materially change consumer behavior, which may harm our ability to sell such products and result in the surrender of some existing contracts and policies. In addition, changes in the U.S. federal and state estate tax laws could negatively affect the demand for the types of life insurance used in estate planning. Uncertainty regarding the tax structure in the future may also cause some current or future purchasers to delay or indefinitely postpone the purchase of products we offer. Finally, changes in federal corporate income tax laws could adversely affect the federal income taxation of our ongoing operations and have a material adverse impact on our business and results of operations.

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

ITEM 1A. RISK FACTORS — (Continued)

Future changes to GAAP or SAP could impact our product profitability, reserve and capital requirements, financial condition or results of operations. For example, in August 2018, the FASB released Accounting Standards Update ("ASU") 2018-12, Targeted Improvements to the Accounting for Long-Duration Contracts, which is expected to result in significant changes to accounting and disclosures for long-duration insurance contracts, which primarily relates to our life and annuity products as well as certain health products, among others. See Part II, Item 8, Financial Statements and Supplementary Data — Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Consolidated Financial Statements for a detailed discussion regarding the impact of the recently issued accounting pronouncements and the future adoption of new accounting standards on the Company.

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

The counterparties to derivative instruments we use to hedge our business risks could default or fail to perform. We enter into derivative contracts, such as options, with a number of counterparties to hedge various business risks. If our counterparties fail or refuse to honor their obligations, our economic hedges of the related risks will be ineffective. Such counterparty failures could have a material adverse effect on us. See Part II, Item 8, Financial Statements and Supplementary Data — Note 7, Derivative Instruments, of the Notes to the Consolidated Financial Statements for additional details.

Risk Factors Relating to Our Corporate Structure and Ownership of Our Common Stock

We depend on dividends from our operating subsidiaries to pay dividends to our stockholders. The amount of dividends paid by our insurance subsidiaries is limited by law. American National Group, Inc. (ticker symbol ANAT) is a Delaware holding company with no business operations of its own. Its only significant assets are the capital stock of its subsidiaries. As a result, ANAT relies on funds from its current subsidiaries and any subsidiaries that it may form or acquire in the future to pay dividends to stockholders and to meet its obligations.

The amount of dividends that ANAT’s insurance company subsidiaries can pay is restricted under applicable insurance law and regulations. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the relevant state of domicile. For example, restrictions applicable to Texas-domiciled life insurance companies like ANICO limit the payment of dividends to the greater of the prior year’s statutory net gain from operations before realized capital gains, or 10% of prior year statutory surplus, in each case determined in accordance with statutory accounting principles.

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

We are controlled by a small number of stockholders. As of December 31, 2021, the Moody Foundation, a charitable trust, beneficially owned approximately 22.8% of our common stock. In addition, Moody National Bank, in its capacity as trustee or agent of various accounts, had the power to vote approximately 47.7% of our common stock as of such date. As a result, these institutions have the ability to exercise a controlling influence over matters submitted for stockholder approval, including the composition of our Board of Directors and extraordinary transactions, such as the Merger Agreement with Brookfield Reinsurance. It may also adversely affect the trading price of our common stock if controlling stockholders sell a significant number of shares or if investors perceive disadvantages in owning stock in a company controlled by a small number of stockholders.

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

General Risk Factors

We are subject to environmental, social and governance (“ESG”) risks that could adversely affect our reputation, the market price of our common stock and/or our business, operations and earnings. Governments, investors, rating agencies, customers and the general public are increasingly focused on the ESG practices and disclosures of companies. In addition, certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies based on ESG metrics. Currently, there are no universal standards for such scores or ratings, but the importance of ESG evaluations is becoming more broadly accepted by investors and shareholders. Investors have begun to consider how issuers are addressing ESG matters when making investment decisions. Any negative publicity regarding ESG or low ESG scores or ratings, or shifts in investing priorities relating to ESG, may adversely affect the market price of our common stock, our ability to attract and retain customers and employees, and/or our business, operations and earnings if investors, shareholders, ratings agencies or other stakeholders determine that we have not adequately considered and addressed ESG matters. In addition, regulatory efforts with respect to ESG matters, including climate change, may increase our costs of doing business.

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

ITEM 1A. RISK FACTORS — (Continued)

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None

ITEM 2. PROPERTIES

We own and occupy our corporate headquarters in Galveston, Texas. We also own and occupy the following properties that are materially important to our operations:
•Three buildings in League City, Texas, which are used primarily by our backup datacenter and Life, Health, and Corporate and Other segments.
•Five buildings, four in Springfield, Missouri and the other in Glenmont, New York, which are used primarily by our Property and Casualty segment.

We believe our properties are adequate and suitable for our business as currently conducted and are adequately maintained. The above does not include properties we own only for investment purposes.

ITEM 3. LEGAL PROCEEDINGS

Information required for Item 3 is incorporated by reference to the discussion under the heading “Litigation” in Part II, Item 8, Financial Statements and Supplementary Data — Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ANAT.”

On December 31, 2021, our year-end closing stock price was $188.84 per share, and there were 596 holders of record of our issued and outstanding shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding securities issued under American National’s 1999 Stock and Incentive Plan as of December 31, 2021. The term for granting additional awards under such plan expired in 2019.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES — (Continued)

Performance Graph

The following graph compares the cumulative stockholder return for our common stock for the last five years with the performance of the NASDAQ Stock Market and a NASDAQ Insurance Stock index using NASDAQ OMX Global Indexes. It shows the cumulative changes in value of an initial $100 investment on December 31, 2016, with all dividends reinvested.

$250
$225
$200
$175
$150
$125
$100
$75
DOLLARS
2016
2017
2018
2019
2020
2021
YEARS
American National (ANAT)
NASDAQ Total OMX
NASDAQ Insurance OMX

Value at each year-end of a $100 initial investment made on December 31, 2016:

	December 31,
	2016	2017	2018	2019	2020	2021
American National (ANAT)	$100.00	$104.52	$105.89	$100.45	$85.46	$162.27
NASDAQ Total OMX	100.00	121.38	114.78	150.55	182.58	229.84
NASDAQ Insurance OMX	100.00	116.95	109.08	133.15	132.39	170.09

This performance graph shall not be deemed to be incorporated by reference into our SEC filings or to constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

ITEM 6. [RESERVED]

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8, Financial Statements and Supplementary Data. For comparison of 2020 to 2019, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 4, 2021.

Introductory Note Regarding Pending Merger

On August 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookfield Asset Management Reinsurance Partners Ltd. (“Brookfield Reinsurance”), an exempted company limited by shares existing under the laws of Bermuda, and Freestone Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Brookfield Reinsurance (“Merger Sub”). Upon completion of the transactions contemplated by the Merger Agreement, the Company will become an indirect wholly owned subsidiary of Brookfield Reinsurance in consideration for the payment of $190.00 per share in cash, for total merger consideration of $5.1 billion.

Regulatory Approval Process. The completion of the Merger contemplated by the Merger Agreement (the “Merger”) is subject to satisfaction or waiver of certain customary closing conditions, including obtaining the required regulatory approval from the insurance authorities in Texas, Missouri, New York, Louisiana and California. The required insurance regulatory process has been moving forward consistent with our prior disclosures, and we continue to expect to complete the Merger before the end of the first half of 2022. However, because state insurance regulatory approval remains outstanding, the Company cannot provide assurance the Merger will be completed on the terms or timeline currently contemplated, or at all.

Merger Agreement's Restrictions on Interim Operations. The Company has agreed to certain covenants in the Merger Agreement restricting the conduct of its business between the date of the Merger Agreement and the earlier of the Effective Time and the termination of the Merger Agreement. The general effect of these covenants is that, during such interim period, the Company will be limited in its ability to pursue strategic and operational matters outside the ordinary course of business. The Company has agreed that it and its subsidiaries will conduct their business in the ordinary course consistent with past practice in all material respects and use reasonable best efforts to preserve their business organizations, goodwill and assets, keep available the services of their current key officers and employees, and preserve their present relationships with governmental entities and other key third parties, including customers, reinsurers, distributors, suppliers and other persons with whom the Company and its subsidiaries have business relationships.

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
Caution Regarding Forward-Looking Statements

Certain statements made in this report, including but not limited to the accompanying consolidated financial statements, and the notes thereto appearing in Part II, Item 8, Financial Statements and Supplementary Data herein, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Item 7 ("MD&A"), and the exhibits and financial statement schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning, and include, without limitation, statements regarding the outlook of our business and expected financial performance, and certain statements relating to the COVID-19 pandemic and its potential effects on the Company. These forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond our control and have been made based upon our assumptions, expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, that the effect of future developments on us will be as anticipated, or that our risk management policies and procedures will be effective, particularly given the uncertainty relating to the COVID-19 pandemic. We do not make public specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Forward-looking statements relate to the transaction contemplated by the Merger Agreement (the "Proposed Transaction"), as well as to the Company’s financial and operating performance on a stand-alone basis prior to the consummation of the Merger or if the Merger is not consummated. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation risks, uncertainties and other factors discussed in Part I, Item 1A, Risk Factors, above and elsewhere in this report, and the following factors relating the Proposed Transaction:
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

•the announcement or pendency of the Proposed Transaction could affect the relationships of the Company or Brookfield Reinsurance with its clients, and operating results and business generally, including on our ability to retain and attract employees;
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
The foregoing review of important factors related to the Proposed Transaction should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and elsewhere, including the risk factors included in Brookfield Reinsurance’s Registration Statement on Form F-1 and in this 2021 Annual Report and other documents of the Company and Brookfield Reinsurance on file with the SEC. Neither the Company nor Brookfield Reinsurance undertakes any obligation to update, correct or otherwise revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or Brookfield Reinsurance and/or any person acting on behalf of either of them are expressly qualified in their entirety by this paragraph. The information contained on any websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K.

COVID-19 Response
On March 11, 2020, the World Health Organization formally declared the outbreak of the novel coronavirus COVID-19 to be a pandemic. A summary of significant actions the Company took in response to COVID-19 through December 31, 2020 is disclosed in our 2020 Annual Report on form 10-K filed with the SEC on March 4, 2021. Below is a summary of significant subsequent developments in our COVID-19 response:
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
•We suspended our summer Internship Program for 2020, and in 2021 piloted a program which combined both virtual and in-person elements for a small group of interns. In 2022, we will be offering a hybrid program with virtual and in-person elements, to an expanded group of interns.
•We have developed and are continually refining our return-to-office plans for our locations. Beginning in June 2021, we gradually re-introduced more employees to our office locations but had to lessen our in-office presence in the latter part of the year due to a surge in the Omicron variant. We are continually monitoring the situation with a longer-term plan to offer employees hybrid work schedules, where possible.
Although we have been able to maintain our business operations since the onset of the pandemic, no assurance can be given that these actions will continue to be successful, nor can we predict the level of disruption that will occur should the COVID-19 pandemic and its related macroeconomic risks continue for further extended periods of time. Given this uncertainty, we are unable to quantify with reasonable confidence the total expected impact of the COVID-19 pandemic on our future operations, financial condition, liquidity and results of operations. The wide-ranging social, economic and financial consequences of the COVID-19 pandemic and the possible effects of ongoing and future governmental action in response to COVID-19 compound this uncertainty. Additional information regarding risks and uncertainties related to the COVID-19 pandemic are set forth in Part I, Item 1A, Risk Factors. For additional information regarding the direct and indirect impact to mortality refer to Part II, Item 7, MD&A, Life.

This MD&A should be read in conjunction with our consolidated financial statements and related notes included in Part II, Item 8, Financial Statements and Supplementary Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Overview

American National Group, Inc. ("ANAT") is a family of companies that has $31.3 billion in assets, $24.3 billion in liabilities and $7.0 billion in stockholders' equity as of December 31, 2021. American National Insurance Company ("ANICO"), founded in 1905 and headquartered in Galveston, Texas, and other ANAT subsidiaries offer a broad spectrum of products and services, which include life insurance, annuities, property and casualty insurance, health insurance, credit insurance, and pension products. The American National companies operate in all 50 states, the District of Columbia and Puerto Rico. In addition to ANICO, major subsidiaries include American National Life Insurance Company of Texas, American National Life Insurance Company of New York, American National Property and Casualty Company, Garden State Life Insurance Company, Standard Life and Accident Insurance Company, Farm Family Casualty Insurance Company and United Farm Family Insurance Company.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health

As a result of the Healthcare Acts of 2010 new opportunities were created in the limited benefit and supplemental product markets. In recent years, we built a portfolio of such products to be sold in the worksite market as well as to individuals. We believe that changes to the Healthcare Acts that removed the tax consequences for not having health coverage and the current removal of limitations on Short-Term Medical products could significantly increase our production. We constantly monitor the legislative environment for new changes that would impact our outlook on these products.

We also continue to expand our presence and product portfolio in the worksite market to generate new opportunities in the broker market, as well as developing and implementing a captive sales force.

We expect our Managing General Underwriter (“MGU”) business to remain stable during 2022. We generally retain only 10% of the premiums and risks produced by MGUs. The majority of the revenue generated from this business is fee income included in “Other income” of the Health segment’s operating results.

We have decided to exit the Medicare Supplement market due to increasing pricing pressures and deterioration of new sales and operational performance. Marketing efforts are refocused to MGU, Worksite and Individual Supplemental lines of business.

Sale of Equity Securities Portfolio

During the fourth quarter of 2021, we sold the majority of our equity securities portfolio. Such sale was based upon senior management's assessment of market conditions and the potential for changes in the U.S. federal corporate income tax rate. The sale resulted in net proceeds of $1.7 billion and did not have a significant impact on our stockholders' equity.

Proceeds from the sale of the equity securities portfolio will be reinvested primarily in fixed income investments. We expect that such sale, coupled with the reinvestment of proceeds in primarily fixed income investments, will have a positive impact on our net investment income and cash flows, as well as on the Risk Based Capital of our insurance company subsidiaries that held equity security investments. Such actions will also mitigate fluctuations in net income associated with non-cash earnings from net gains (losses) from the change in fair value of equity securities.

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

A description of these critical accounting estimates is presented below. Also, see Part II, Item 8, Financial Statements and Supplementary Data — Notes to the Consolidated Financial Statements for additional information.

Future Policy Benefits

Life and Annuity Liability for Unpaid Claims

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

	December 31, 2021			December 31, 2020
	Gross	Ceded	Net	Gross	Ceded	Net
Case	$673,929	$71,408	$602,521	$628,729	$60,081	$568,648
IBNR	549,223	37,788	511,435	518,358	32,926	485,432
Total	$1,223,152	$109,196	$1,113,956	$1,147,087	$93,007	$1,054,080

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

The property and casualty liabilities for unpaid claims are established to recognize future development on reported losses for each line of business. The estimation of these amounts is subject to significant uncertainty due to the volatile nature of property and casualty insurance liabilities. The estimation process is based significantly on the assumption that past developments are an appropriate predictor of future events and involves a variety of actuarial techniques that analyze experience, trends and other relevant factors. See the following paragraphs as well as Part II, Item 8, Financial Statements and Supplementary Data — Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements for additional information.

The evaluation process to determine liability for unpaid claims involves the collaboration of underwriting, claims and actuarial departments. The process also includes consultation with independent actuarial firms as part of our process of gaining reassurance that claims and CAE liability estimate sufficiently, all obligations arising from all losses incurred as of year-end.

Premium Deficiency Reserve—Deficiency reserves are recorded when the expected claims payments and policy maintenance costs for a product line exceed the expected premiums for that product line. The estimation of a deficiency reserve considers the current profitability of a product line using anticipated claims, CAE, and policy maintenance costs. The assumptions and methods used to determine the need for deficiency reserves are reviewed periodically for reasonableness. There were no reserves of this type at December 31, 2021 and December 31, 2020, respectively.

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

Management believes our reserves at December 31, 2021 are adequate. New information, regulation, events or circumstances unknown at the original valuation date, however, may result in future development resulting in ultimate losses being significantly greater or less than the recorded reserves at December 31, 2021.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Deferred Policy Acquisition Costs (DAC)

We had a DAC asset of approximately $1.5 billion and $1.4 billion at December 31, 2021 and 2020, respectively. See Part II, Item 8, Financial Statements and Supplementary Data — Note 10, Deferred Policy Acquisition Costs, of the Notes to the Consolidated Financial Statements for additional details.

We believe the estimates used in our DAC calculations provide insight into how variations in assumptions and estimates would affect our business. The following table displays the sensitivity of reasonably likely changes in assumptions in the DAC amortization for our long-duration business at December 31, 2021 (in thousands):

Increase (Decrease) in DAC
Increase in future investment margins of 25 basis points	$50,772
Decrease in future investment margins of 25 basis points	(57,127)
Decrease in future life mortality by 1%	2,189
Increase in future life mortality by 1%	(2,258)

Allowance for Credit Losses

On January 1, 2020, we adopted ASC 326, Financial Instruments—Credit Losses, accounting guidance related to the allowance for credit losses. The new standard significantly changed how entities measure credit losses for most financial assets and reinsurance recoverables that are not measured at fair value through net income. The guidance replaced the current “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. Refer to Part II, Item 8, Financial Statements and Supplementary Data — Note 4, Investment in Securities, and Note 5, Mortgage Loans, of the Notes to the Consolidated Financial Statements for further discussion of the accounting policies and methodologies for establishing the allowance for credit losses.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Valuation of Financial Instruments

The fair value of available-for-sale fixed maturity and equity securities is determined by management using one of the three primary sources of information: the quoted prices in active markets, third-party pricing services, or independent broker quotations. Estimated fair value of securities based on quoted prices in active markets is readily and regularly available; therefore, valuation of these securities generally does not involve management judgment. For securities without quoted prices, fair value measurement is determined using third-party pricing services’ proprietary pricing applications. Typical inputs used by the models are relevant market information, benchmark curves, benchmark pricing of like securities, sector groupings and matrix pricing. Any securities remaining unpriced after utilizing the first two pricing methods are submitted to independent brokers for prices. We have analyzed the third-party pricing services and independent brokers’ valuation methodologies and related inputs, and have evaluated the various types of securities in our investment portfolio to determine an appropriate fair value hierarchy level based upon trading activity and the observability of market inputs. Management completes certain tests throughout the year and at year-end to determine that prices provided by our pricing services are reasonable.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Consolidated Results of Operations

The following sets forth the consolidated results of operations (in thousands):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
PREMIUMS AND OTHER REVENUES
Premiums	$2,301,053	$2,218,074	$2,182,794	$82,979	$35,280
Other policy revenues	359,707	310,746	305,256	48,961	5,490
Net investment income	1,171,654	976,152	1,180,907	195,502	(204,755)
Net realized investment gains	64,628	35,660	30,751	28,968	4,909
(Increase) decrease in investment credit loss	28,778	(102,603)	—	131,381	(102,603)
Net gains on equity securities	420,283	356,281	422,535	64,002	(66,254)
Other income	45,688	40,556	51,401	5,132	(10,845)
Total premiums and other revenues	4,391,791	3,834,866	4,173,644	556,925	(338,778)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	755,655	748,083	667,828	7,572	80,255
Claims incurred	1,192,155	1,121,742	1,151,166	70,413	(29,424)
Interest credited to policyholders’ account balances	448,654	321,042	511,999	127,612	(190,957)
Commissions for acquiring and servicing policies	640,097	553,600	532,634	86,497	20,966
Other operating expenses	571,869	515,413	524,888	56,456	(9,475)
Change in deferred policy acquisition costs (1)	(79,632)	(5,678)	(12,749)	(73,954)	7,071
Total benefits, losses and expenses	3,528,798	3,254,202	3,375,766	274,596	(121,564)
Income before federal income taxes and other items	$862,993	$580,664	$797,878	$282,329	$(217,214)
(1)A negative change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the year ended December 31, 2021 to 2020

Earnings increased primarily due to the following:
•An increase in net investment income driven by increases from investment funds and mortgage loan profit participation and prepayment income
•A favorable change in investment credit loss due to improvement in our commercial mortgage loans driven by improvement in cash flows and a positive economic outlook from our properties, and improving conditions in travel and leisure
The increase in earnings was partially offset by the following:
•A decrease in Life segment earnings driven by an overall increase in mortality which includes claims directly and indirectly attributable to COVID-19
•A decrease in Property and Casualty segment earnings driven by an increase in net catastrophe losses and higher claim frequency in our personal automobile products as miles driven have increased
•An increase in operating expenses primarily due to Merger-related expenses of $21.5 million

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
PREMIUMS AND OTHER REVENUES
Premiums	$412,769	$396,099	$359,419	$16,670	$36,680
Other policy revenues	336,136	295,263	288,061	40,873	7,202
Net investment income	277,962	261,389	263,788	16,573	(2,399)
Other income	1,577	2,084	1,967	(507)	117
Total premiums and other revenues	1,028,444	954,835	913,235	73,609	41,600
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	605,724	533,925	449,252	71,799	84,673
Interest credited to policyholders’ account balances	84,005	75,943	80,950	8,062	(5,007)
Commissions for acquiring and servicing policies	186,470	167,548	162,203	18,922	5,345
Other operating expenses	195,127	182,395	190,104	12,732	(7,709)
Change in deferred policy acquisition costs (1)	(50,134)	(53,756)	(26,036)	3,622	(27,720)
Total benefits, losses and expenses	1,021,192	906,055	856,473	115,137	49,582
Income before federal income taxes and other items	$7,252	$48,780	$56,762	$(41,528)	$(7,982)
(1)A negative change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the year ended December 31, 2021 to 2020

Earnings for our Life segment decreased primarily due to the following:
•An overall increase in mortality which includes claims directly and indirectly attributable to COVID-19
The decrease in earnings was partially offset by the following:
•Strong persistency resulting in an increase in premiums and other policy revenues

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life Insurance Sales

The following table presents life insurance sales as measured by annualized premium, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
Traditional Life	$64,178	$62,044	$56,681	$2,134	$5,363
Universal Life	32,989	28,900	28,673	4,089	227
Indexed UL	36,333	30,643	36,906	5,690	(6,263)
Total recurring	133,500	121,587	122,260	11,913	(673)
Single and excess (1)	2,097	1,509	2,193	588	(684)
Credit life (1)	7,714	8,140	10,723	(426)	(2,583)
Total annualized premium	$143,311	$131,236	$135,176	$12,075	$(3,940)
(1)Weighted amounts with single and excess premiums counted at 10%

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

Total Life sales increased 9.2% during the twelve months ended December 31, 2021 compared to 2020 as new life sales rebounded from the COVID-19 economic uncertainties and social distancing practices during 2020.

Policy In-force Information

The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	December 31,			Change over prior year
	2021	2020	2019	2021	2020
Life insurance in-force
Traditional life	$98,142,544	$91,920,577	$84,129,193	$6,221,967	$7,791,384
Interest-sensitive life	38,789,008	36,326,621	33,975,092	2,462,387	2,351,529
Total life insurance in-force	$136,931,552	$128,247,198	$118,104,285	$8,684,354	$10,142,913

The following table summarizes changes in the Life segment’s number of policies in-force:

	December 31,			Change over prior year
	2021	2020	2019	2021	2020
Number of policies in-force
Traditional life	1,696,145	1,832,536	1,911,305	(136,391)	(78,769)
Interest-sensitive life	281,380	269,668	256,146	11,712	13,522
Total number of policies in-force	1,977,525	2,102,204	2,167,451	(124,679)	(65,247)

Life insurance in-force increased during the twelve months ended December 31, 2021 compared to 2020 despite a reduction of policies in-force due to an increase in sales of higher face amount policies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Change in Deferred Policy Acquisition Costs

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC. The following shows the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
Acquisition cost capitalized	$(161,898)	$(148,142)	$(139,336)	$(13,756)	$(8,806)
Amortization of DAC	111,764	94,386	113,300	17,378	(18,914)
Change in DAC	$(50,134)	$(53,756)	$(26,036)	$3,622	$(27,720)

Reinsurance

The table below summarizes reinsurance reserves and premium amounts assumed and ceded (in thousands):

	Reserves			Premiums
	Years ended December 31,			Years ended December 31,
	2021	2020	2019	2021	2020	2019
Reinsurance assumed	$2,902	$1,067	$1,103	$5,035	$1,419	$507
Reinsurance ceded	(221,898)	(195,251)	(203,011)	(87,721)	(77,444)	(86,017)
Total	$(218,996)	$(194,184)	$(201,908)	$(82,686)	$(76,025)	$(85,510)

We use reinsurance to mitigate certain risks to the Life segment. During 2021, our retention limits were $5.0 million for issue ages 75 and under, and $2.0 million for issue ages 76 through 80, and $1.0 million for issue ages 81 and older for traditional and universal life. In our Life segment, we currently retain 100% of newly developed permanent and term products up to our retention limit and cede the excess. American National utilizes facultative reinsurance when a case requires support that does not follow the Company’s standard underwriting guidelines. Accidental death and premium waiver benefits are mostly retained on new business. The reduction in reinsurance ceded is due to a change in retention limits effective January 1, 2019.

For 2021, the companies to whom we have ceded reinsurance for the Life segment are shown below (in thousands, except percentages):

Reinsurer	A.M. Best Rating (1)	Ceded Premium	Percentage of Ceded Premium
Swiss Re Life & Health of America Inc.	A+	$25,133	30.1%
SCOR Global Life Reinsurance Company of Delaware	A+	18,039	21.6
Munich American Reassurance Company	A+	13,091	15.7
Canada Life Reinsurance	A+	7,543	9.0
Reinsurance Group of America	A+	5,576	6.7
General Re Life Corporation	A++	4,807	5.8
Other Reinsurers with no single company with greater than 5% of the total ceded premium		9,262	11.1
Total life reinsurance ceded		$83,451	100.0%
(1)A.M. Best rating as of the most current information available February 9, 2022.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
PREMIUMS AND OTHER REVENUES
Premiums	$74,925	$92,866	$147,139	$(17,941)	$(54,273)
Other policy revenues	23,571	15,483	17,195	8,088	(1,712)
Net investment income	629,417	570,003	663,895	59,414	(93,892)
Other income	3,282	2,716	2,727	566	(11)
Total premiums and other revenues	731,195	681,068	830,956	50,127	(149,888)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	149,931	214,158	218,576	(64,227)	(4,418)
Interest credited to policyholders’ account balances	364,649	245,099	431,049	119,550	(185,950)
Commissions for acquiring and servicing policies	98,842	55,910	71,350	42,932	(15,440)
Other operating expenses	53,379	48,359	50,507	5,020	(2,148)
Change in deferred policy acquisition costs (1)	(22,838)	48,298	9,474	(71,136)	38,824
Total benefits, losses and expenses	643,963	611,824	780,956	32,139	(169,132)
Income before federal income taxes and other items	$87,232	$69,244	$50,000	$17,988	$19,244
(1)A negative change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the year ended December 31, 2021 to 2020

Earnings for our Annuity segment increased primarily due to the following:
•An increase in net investment income due to higher option gains resulting from favorable market conditions
•A favorable mark-to-market impact to equity-indexed annuity reserves primarily due to higher treasury rates
•Lower DAC amortization for fixed deferred products due to an increase in estimated gross profits driven by higher projected future interest rates compared to previous expectations
The increase in earnings was partially offset by the following:
•A change in estimate in the fourth quarter of 2020 related to our equity-indexed annuity products that resulted in an increase of $23.0 million in earnings from our Annuity segment. The impacts of the change in estimate consist of an increase to policyholder benefits of $47.1 million, deferred policy acquisition costs of $26.3 million and a reduction in interest credited to policyholders' account balances of $96.4 million

Annuity premium and deposit amounts received are shown below (in thousands):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
Fixed deferred annuity	$920,541	$366,384	$944,128	$554,157	$(577,744)
Single premium immediate annuity	90,336	125,175	203,314	(34,839)	(78,139)
Equity-indexed deferred annuity	793,068	394,178	330,744	398,890	63,434
Variable deferred annuity	62,719	60,279	69,178	2,440	(8,899)
Total premium and deposits	1,866,664	946,016	1,547,364	920,648	(601,348)
Less: Policy deposits	1,791,739	853,150	1,400,225	938,589	(547,075)
Total earned premiums	$74,925	$92,866	$147,139	$(17,941)	$(54,273)

Annuity premiums and deposits increased primarily for equity-indexed and fixed deferred products during the year ended December 31, 2021 compared to 2020 reflecting improved competitiveness of the product. The decrease in earned premium is due to a decline in single premium annuity sales.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Change in Deferred Policy Acquisition Costs

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
Acquisition cost capitalized	$(99,971)	$(55,411)	$(70,272)	$(44,560)	$14,861
Amortization of DAC	77,133	103,709	79,746	(26,576)	23,963
Change in DAC	$(22,838)	$48,298	$9,474	$(71,136)	$38,824

The change in acquisition costs capitalized relates to increased commissions from sales. The change in amortization of DAC includes the unlocking of assumptions to our equity-indexed annuities largely offset by the effects of increases in interest rates, and as mentioned above, the change in estimate related to our equity-indexed annuities resulted in a $26.3 million increase in the amortization of DAC in 2020.

Shown below are the changes in reserve (in thousands):

	Years ended December 31,
	2021	2020	2019
Fixed deferred annuity
Reserve, beginning of period	$6,635,203	$6,893,174	$6,773,603
Premiums	920,541	366,384	944,128
Death and other benefits	(234,912)	(215,330)	(237,346)
Surrenders	(484,048)	(594,253)	(787,617)
Fees	(1,557)	(968)	(2,616)
Interest and mortality	184,060	186,196	203,022
Reserve, end of period	7,019,287	6,635,203	6,893,174
Equity-indexed annuity
Reserve, beginning of period	4,097,012	3,985,165	3,668,645
Premiums	793,068	394,178	330,744
Death and other benefits	(57,070)	(48,451)	(40,670)
Surrenders	(298,181)	(331,359)	(193,957)
Fees	(3,358)	(2,990)	(3,640)
Interest and mortality	176,620	100,469	224,043
Reserve, end of period	4,708,091	4,097,012	3,985,165
Single premium immediate annuity
Reserve, beginning of period	1,851,955	1,874,942	1,826,137
Premiums	90,336	125,175	203,314
Payments	(203,115)	(218,469)	(216,782)
Interest and mortality	60,767	70,307	62,273
Reserve, end of period	1,799,943	1,851,955	1,874,942
Variable deferred annuity
Reserve, beginning of period	418,508	385,735	332,898
Premiums	62,719	60,279	69,178
Other flows	614	1,356	(97)
Surrenders	(79,465)	(87,068)	(85,994)
Fees	(5,262)	(4,479)	(4,703)
Change in market value and other	58,036	62,685	74,453
Reserve, end of period	455,150	418,508	385,735
Total reserve, end of period	$13,982,471	$13,002,678	$13,139,016

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest and Mortality Margin

Margins decreased for fixed annuities over the past two years due to declining portfolio rates and increased for indexed annuities in 2020 due to the aforementioned change in estimate. The increased margin for indexed annuities was sustained in 2021 due to the favorable impact of increases in treasury rates on mark-to-market reserves. The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
Fixed annuity
Fixed investment income	$352,392	$369,795	$384,700	$(17,403)	$(14,905)
Interest credited and mortality	(244,827)	(256,503)	(265,295)	11,676	8,792
Interest and mortality margin	107,565	113,292	119,405	(5,727)	(6,113)
Equity-indexed annuity
Fixed investment income	174,479	160,271	152,101	14,208	8,170
Option return	102,546	39,937	127,094	62,609	(87,157)
Interest credited and mortality	(176,620)	(100,469)	(224,043)	(76,151)	123,574
Interest and mortality margin	100,405	99,739	55,152	666	44,587
Variable annuity
Separate account management fees	5,073	4,164	4,122	909	42
Interest and mortality margin	5,073	4,164	4,122	909	42
Total interest and mortality margin	$213,043	$217,195	$178,679	$(4,152)	$38,516

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health

Health segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
PREMIUMS AND OTHER REVENUES
Premiums	$143,484	$168,805	$165,035	$(25,321)	$3,770
Net investment income	8,153	8,637	9,467	(484)	(830)
Other income	21,743	19,598	20,762	2,145	(1,164)
Total premiums and other revenues	173,380	197,040	195,264	(23,660)	1,776
BENEFITS, LOSSES AND EXPENSES
Claims incurred	98,029	116,122	109,013	(18,093)	7,109
Commissions for acquiring and servicing policies	24,231	30,182	31,624	(5,951)	(1,442)
Other operating expenses	42,284	39,265	41,475	3,019	(2,210)
Change in deferred policy acquisition costs (1)	3,537	(307)	1,382	3,844	(1,689)
Total benefits, losses and expenses	168,081	185,262	183,494	(17,181)	1,768
Income before federal income taxes and other items	$5,299	$11,778	$11,770	$(6,479)	$8
(1)A negative change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the year ended December 31, 2021 to 2020

Earnings for our Health segment decreased primarily due to the following:
•An increase in the amortization of deferred policy acquisition costs ("DAC") related to corrective actions impacting contract issue and administration processes, as well as an increase in claims in our Worksite line of business driven by short-term disability
•A reduction in premiums and an increase in DAC amortization driven by policy lapses in our Medicare Supplement line of business
The decrease in earnings was partially offset by the following:
•An increase in fee income from various MGU programs

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health earned premiums for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
Medicare Supplement	$70,679	$85,201	$78,779	$(14,522)	$6,422
MGU	20,285	22,166	27,205	(1,881)	(5,039)
Supplemental insurance	14,076	18,586	21,633	(4,510)	(3,047)
Credit Health	13,140	14,576	17,938	(1,436)	(3,362)
Medical expense	7,475	8,541	9,496	(1,066)	(955)
Worksite	13,002	14,594	4,817	(1,592)	9,777
Group health	1,766	1,809	1,964	(43)	(155)
All other	3,061	3,332	3,203	(271)	129
Total	$143,484	$168,805	$165,035	$(25,321)	$3,770

Policy lapses as a result of rate increases drove a decrease in premiums for Medicare Supplement during 2021. In addition, Supplemental insurance premiums decreased due to a reduction in sales across all product lines, primarily in short-term medical.

Health claims incurred for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
Medicare Supplement	$54,324	$66,492	$63,705	$(12,168)	$2,787
MGU	15,219	19,657	23,498	(4,438)	(3,841)
Supplemental insurance	7,409	9,945	8,508	(2,536)	1,437
Credit Health	3,673	3,501	3,400	172	101
Medical expense	5,434	7,212	5,857	(1,778)	1,355
Worksite	9,744	6,732	1,958	3,012	4,774
Group health	578	1,142	639	(564)	503
All other	1,648	1,441	1,448	207	(7)
Total	$98,029	$116,122	$109,013	$(18,093)	$7,109

Medicare Supplement claims decreased driven by policy lapses. In addition, claims experience for our Medical Expense, MGU and Supplemental health lines of business improved but was partially offset by an increase in short-term disability claims from our Worksite line of business.

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
Acquisition cost capitalized	$(14,369)	$(15,926)	$(19,940)	$1,557	$4,014
Amortization of DAC	17,906	15,619	21,322	2,287	(5,703)
Change in DAC	$3,537	$(307)	$1,382	$3,844	$(1,689)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Reinsurance

We cede or retrocede the majority of the premium and risk associated with our stop-loss and other MGU programs. We maintain reinsurance on a quota share basis for our long-term care and long-term disability income business.

For 2021, the companies to which we have ceded reinsurance for the Health segment are shown below (in thousands, except percentages):

Reinsurer	A.M. Best Rating (1)	Ceded Premium	Percentage of Ceded Premium
Roundstone Insurance, Ltd.	N/A (2)	$84,287	29.4%
RGA Reinsurance Company	A+	39,975	13.9
AXIS Insurance Company	A	26,455	9.2
PartnerRe America Insurance Company	A+	21,811	7.6
Swiss Re Life & Health America Inc.	A+	16,098	5.6
Transatlantic Reinsurance Company	A+	15,516	5.4
AmFirst Insurance Company	A-	15,403	5.4
Other reinsurers with no single company with greater than 5.0% of the total ceded premium		67,543	23.5
Total health reinsurance ceded		$287,088	100.0%
(1) A.M. Best rating as of the most current information available February 9, 2022.
(2) N/A reflects no A.M. Best rating available.

We also utilize reinsurance in our credit health business. In certain cases, we may also reinsure the policy written through non-U.S. producer-owned captive reinsurers to allow the dealer to participate in the performance of these credit health contracts. A majority of the treaties entered into by our Specialty Markets Group are written on a 100% coinsurance basis with benefit limits of $1,000 per month.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Property and Casualty

Property and Casualty segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
PREMIUMS AND OTHER REVENUES
Net premiums written	$1,726,151	$1,590,740	$1,546,144	$135,411	$44,596
Net premiums earned	$1,669,875	$1,560,304	$1,511,201	$109,571	$49,103
Net investment income	62,140	63,949	64,263	(1,809)	(314)
Other income	15,807	12,779	11,897	3,028	882
Total premiums and other revenues	1,747,822	1,637,032	1,587,361	110,790	49,671
BENEFITS, LOSSES AND EXPENSES
Claims incurred	1,094,126	1,005,620	1,042,153	88,506	(36,533)
Commissions for acquiring and servicing policies	330,554	299,960	267,457	30,594	32,503
Other operating expenses	213,486	202,503	201,580	10,983	923
Change in deferred policy acquisition costs (1)	(10,197)	87	2,431	(10,284)	(2,344)
Total benefits, losses and expenses	1,627,969	1,508,170	1,513,621	119,799	(5,451)
Income before federal income taxes and other items	$119,853	$128,862	$73,740	$(9,009)	$55,122
Loss and loss adjustment expense ratio	65.5%	64.5%	69.0%	1.0%	(4.5)%
Underwriting expense ratio	32.0	32.2	31.2	(0.2)	1.0
Combined ratio	97.5%	96.7%	100.2%	0.8%	(3.5)%
Less: Impact of catastrophe events on combined ratio	9.4	9.2	5.9	0.2	3.3
Combined ratio without impact of catastrophe events	88.1%	87.5%	94.3%	0.6%	(6.8)%
Gross catastrophe losses	$184,803	$176,824	$91,265	$7,979	$85,559
Net catastrophe losses	$154,871	$140,512	$89,063	$14,359	$51,449
(1)A negative change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the year ended December 31, 2021 to 2020

Earnings for our Property and Casualty segment decreased primarily due to the following:
•An increase in net catastrophe losses and higher claim frequency in our personal automobile products as miles driven have increased
The decrease in earnings was partially offset primarily due to the following:
•Improvement in the combined ratio for our commercial and specialty markets products

Additional Information:
•Net premiums written and earned were reduced by COVID-19 relief policy credits of $1.9 million for personal automobile policies in 2021 compared to $16.8 million for the same period in 2020. Policy credits were $0.9 million for commercial automobile policies in 2020
•The increase in commissions was primarily attributable to an increase in premiums written for our specialty markets products. The growth in specialty markets products was also the primary driver for the increase in operating expenses and the deferral of policy acquisition expenses outpacing amortization

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 52% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 30% of net premiums written; and (iii) Specialty Markets Group products, marketed through independent managing general agents and managing general underwriters, representing 18% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
Net premiums written
Automobile	$535,653	$540,645	$569,675	$(4,992)	$(29,030)
Homeowner	304,473	286,560	266,849	17,913	19,711
Other Personal	54,070	52,290	50,834	1,780	1,456
Total net premiums written	$894,196	$879,495	$887,358	$14,701	$(7,863)
Net premiums earned
Automobile	$537,356	$536,376	$559,524	$980	$(23,148)
Homeowner	290,084	274,350	251,228	15,734	23,122
Other Personal	53,163	51,552	49,475	1,611	2,077
Total net premiums earned	$880,603	$862,278	$860,227	$18,325	$2,051
Loss and loss adjustment expense ratio
Automobile	69.1%	59.5%	72.7%	9.6%	(13.2)%
Homeowner	88.6%	87.7%	79.2%	0.9%	8.5%
Other Personal	54.3%	62.0%	58.0%	(7.7)%	4.0%
Personal lines loss and loss adjustment expense ratio	74.6%	68.6%	73.8%	6.0%	(5.2)%
Combined Ratio
Automobile	93.2%	83.9%	95.9%	9.3%	(12.0)%
Homeowner	118.5%	118.9%	112.1%	(0.4)%	6.8%
Other Personal	84.5%	94.4%	99.1%	(9.9)%	(4.7)%
Personal lines combined ratio	101.0%	95.7%	100.8%	5.3%	(5.1)%

Comparison of the year ended December 31, 2021 to 2020

Automobile: Net premiums written decreased primarily due to fewer policies in-force. Net premiums earned increased primarily due to a decrease in COVID-19 relief policy credits which were $1.9 million in 2021 compared to $16.8 million in 2020. The loss and loss adjustment expense and combined ratios increased primarily due to an increase in claim frequency compared to the prior year due to the lessening impact of COVID-19.

Homeowners: Net premiums written and earned increased primarily due to rate increases.

Other Personal: These products include coverages for personal property and liability not covered within home and auto policies, such as watercraft, personal umbrella, and rental owners. Net premiums written and earned increased due to rate increases in the rental owners product. The loss and loss adjustment expense and combined ratios improved due to fewer non-catastrophe losses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
Net premiums written
Agricultural Business	$180,575	$165,112	$154,408	$15,463	$10,704
Automobile	140,058	128,701	122,938	11,357	5,763
Business Owner	87,209	80,383	72,008	6,826	8,375
Workers Compensation	70,901	69,092	74,077	1,809	(4,985)
Other Commercial	36,541	33,205	36,454	3,336	(3,249)
Total net premiums written	$515,284	$476,493	$459,885	$38,791	$16,608
Net premiums earned
Agricultural Business	$173,686	$161,450	$150,632	$12,236	$10,818
Automobile	135,301	126,365	116,329	8,936	10,036
Business Owner	83,485	76,920	69,109	6,565	7,811
Workers Compensation	70,783	70,179	75,648	604	(5,469)
Other Commercial	35,980	32,919	35,603	3,061	(2,684)
Total net premiums earned	$499,235	$467,833	$447,321	$31,402	$20,512
Loss and loss adjustment expense ratio
Agricultural Business	55.1%	56.4%	63.4%	(1.3)%	(7.0)%
Automobile	65.5%	76.6%	84.5%	(11.1)%	(7.9)%
Business Owner	73.4%	86.1%	54.8%	(12.7)%	31.3%
Workers Compensation	65.2%	51.7%	55.6%	13.5%	(3.9)%
Other Commercial	52.8%	70.2%	50.8%	(17.4)%	19.4%
Commercial lines loss and loss adjustment expense ratio	62.2%	67.0%	65.2%	(4.8)%	1.8%
Combined ratio
Agricultural Business	91.1%	93.9%	101.2%	(2.8)%	(7.3)%
Automobile	88.0%	99.0%	109.3%	(11.0)%	(10.3)%
Business Owner	107.2%	120.8%	93.6%	(13.6)%	27.2%
Workers Compensation	80.5%	68.5%	73.4%	12.0%	(4.9)%
Other Commercial	93.7%	109.9%	92.8%	(16.2)%	17.1%
Commercial lines combined ratio	91.7%	97.0%	96.8%	(5.3)%	0.2%

Comparison of the year ended December 31, 2021 to 2020

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm and ranch buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased primarily due to increases in policies in-force and rate increases.

Commercial Automobile: Net premiums written and earned increased primarily due to rate increases. The loss and loss adjustment expense and combined ratios improved primarily due to favorable prior year claim development and rate increases.

Business Owner: Our business owner product allows policyholders to customize and cover their property and liability exposures using a package policy. Net premiums written and earned increased primarily due to increases in policies in-force and rate increases. The loss and loss adjustment expense and combined ratios improved primarily due to more favorable claim development compared to prior year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Workers Compensation: The loss and loss adjustment expense and combined ratios increased primarily due to an increase in claim severity.

Other Commercial: Other commercial products primarily provide umbrella and other liability coverages. Net premiums written and earned increased primarily due to an increase in premium for umbrella products. The loss and loss adjustment expense and combined ratios improved primarily due to favorable prior year claim development.

Specialty Markets Products

Specialty markets products results for the periods indicated were as follows (in thousands, except percentages):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2021	2020
Net premiums written	$316,671	$234,752	$198,901	$81,919	$35,851
Net premiums earned	290,035	230,192	203,653	59,843	26,539
Loss and loss adjustment expense ratio	43.4%	43.7%	56.8%	(0.3)%	(13.1)%
Combined ratio	96.8%	99.7%	104.7%	(2.9)%	(5.0)%

Specialty markets products provide protection to borrowers and the creditors that extend credit to them. Products offer coverage against unpaid indebtedness as a result of death, disability, involuntary unemployment or untimely loss to the collateral securing a personal or mortgage loan. Specialty markets products also include renters, mortgage security, aviation, and private flood insurance.

Comparison of the year ended December 31, 2021 to 2020

Net written and earned premiums increased primarily due to higher production on renters products and the addition of new accounts related to the investor property protection products. The loss and loss adjustment expense and combined ratios improved primarily due to lower losses for Credit GAP products, partially offset by an increase in net catastrophe losses from $4.2 million in 2020 to $12.3 million in 2021.

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

During 2021, we retained the first $2.0 million of loss per risk. Our catastrophe reinsurance retention covering property and casualty companies in total is $35.0 million.

The following table summarizes the Company’s catastrophe reinsurance coverage effective during 2021:

Layer of Loss	Catastrophe Reinsurance Coverage In-Force
Less than $35.0 million	100% of loss retained except for certain losses covered by the Property Catastrophe Top and Drop and Aggregate Property Catastrophe Excess covers (coverage described below)

$35.0 million - $470.0 million	95% of multiple peril losses covered by Corporate Program (1) (all perils)

$470.0 million - $500.0 million	100% of multiple peril losses covered by Corporate Program (1) (all perils)
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Each per-event coverage above includes one automatic reinstatement except for a 12.5% portion of the Corporate Program (12.5% of $35.0 million to $470.0 million). The automatic reinstatement requires us to pay additional reinsurance premium for any losses into each reinsurance layer. The reinstatement premium is prorated by the percentage of actual loss to the coverage, with the exception of 47.5% of losses from $35.0 million to $100.0 million, that reflects a 50% reduction on the prorated amount. The 12.5% placement of non-reinstateable coverage reduces the amount of reinstatement premium we are obligated to pay.

The Property Catastrophe Top and Drop cover consists of $30.0 million of annual limit available either wholly or in part across two layers of coverage. The first layer is 100% of $30.0 million excess of $470.0 million on an occurrence basis. The second layer provides aggregate protection where subject loss is $15.0 million excess of $20.0 million of each catastrophe, and recoveries follow satisfaction of a $15.0 million annual aggregate deductible. The second layer acts to reduce the retention on large second and third catastrophe events to $20.0 million following a first large catastrophe. This cover was placed at 100% for 2021 and does not include a reinstatement.

The Aggregate Property Catastrophe Excess cover provides for $30.0 million of limit excess of $160.0 million of aggregated catastrophe losses. Qualifying losses include amounts of retained losses net of other reinsurance below $35.0 million on Property Claims Services (“PCS”) declared catastrophe events and internally declared catastrophe events exceeding $5.0 million. This cover was placed at 55% for 2021 and does not include a reinstatement.

We use multiple reinsurers with each reinsurer absorbing part of the overall risk ceded. The primary reinsurers in the 2021 programs and the coverage each provides are shown in the following table:

	A.M. Best Rating (1)	Percent of Risk Covered
Reinsurer		Non–Catastrophe	Catastrophe
Lloyd’s Syndicates	A	56.3%	37.8%
Hannover Re	A+	19.6	2.2
Convex	A-	5.1	4.6
Swiss Re	A+	2.8	6.5
Fidelis	A	—	9.0
Other Reinsurers with no single company with greater than a 4.6% share		16.2	39.9
Total reinsurance coverage		100.0%	100.0%
(1)A.M. Best rating as of the most current information available February 9, 2022.

Reserve Development

While we believe that our claims reserves at December 31, 2021 are adequate, new information, events or circumstances, unknown at the original valuation date, may lead to future developments in ultimate losses in amounts significantly greater or less than the reserves currently recorded. The actual final cost of settling both claims outstanding at December 31, 2021 and claims expected to arise from unexpired periods of risk is uncertain. There are many other possible changes that would cause losses to increase or decrease, which include but are not limited to claim severity; the expected level of reported claims; judicial action changing the scope or liability of coverage; the regulatory, social and economic environment; and unexpected changes in loss inflation. For additional information regarding prior year development of our claims and CAE reserves, refer to Part II, Item 8, Financial Statements and Supplementary Data — Note 12, Liability for Unpaid Claims and Claim Adjustment Expenses, of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Corporate and Other
Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Years ended December 31,			Change over prior year
	2021	2020	2019	2020	2019
OTHER REVENUES
Net investment income	$193,982	$72,174	$179,494	$121,808	$(107,320)
Net realized investment gains	64,628	35,660	30,751	28,968	4,909
(Increase) decrease in investment credit loss*	28,778	(102,603)	—	131,381	(102,603)
Net gains on equity securities	420,283	356,281	422,535	64,002	(66,254)
Other income	3,279	3,379	14,048	(100)	(10,669)
Total other revenues	710,950	364,891	646,828	346,059	(281,937)
BENEFITS, LOSSES AND EXPENSES
Other expenses	67,593	42,891	41,222	24,702	1,669
Total benefits, losses and expenses	67,593	42,891	41,222	24,702	1,669
Income before federal income taxes and other items	$643,357	$322,000	$605,606	$321,357	$(283,606)
*Effective January 1, 2020, the Company adopted ASU No. 2016-13. Adoption of this guidance resulted in an allowance for credit losses primarily on our commercial mortgage loans and related off-balance sheet unfunded loan commitments, held-to-maturity bonds and reinsurance recoverables. The results for 2019 have not been restated to conform to the current presentation.

Comparison of the year ended December 31, 2021 to 2020

Earnings for our Corporate and Other segment increased primarily due to the following:
•A favorable change in investment credit loss due to improvement in our commercial mortgage loans driven by improvement in cash flows and a positive economic outlook from our properties, and improving conditions in travel and leisure
•An increase in net investment income from investment funds and mortgage loan profit participation and prepayment income
•An increase in net gains on equity securities due to more favorable market conditions in 2021 compared to the negative impact from the pandemic in 2020 on the fair value of our equity securities
The increase in earnings was partially offset primarily by the following:
• An increase in operating expenses primarily due to Merger-related expenses of $21.5 million
Investments

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The following summarizes the carrying values of our invested assets by asset class (in thousands, except percentages):

	December 31, 2021		December 31, 2020
Fixed maturity, bonds held-to-maturity, at amortized cost	$7,088,981	28.3%	$7,354,970	29.2%
Fixed maturity, bonds available-for-sale, at fair value	8,380,248	33.5	7,597,180	30.1
Equity securities, at fair value	135,433	0.5	2,070,766	8.2
Mortgage loans on real estate, net of allowance	5,199,334	20.8	5,242,531	20.8
Policy loans	365,208	1.5	373,014	1.5
Real estate and real estate partnerships, net of accumulated depreciation (1)	928,412	3.7	960,572	3.8
Investment funds (1)	961,763	3.8	477,135	1.9
Short-term investments	1,840,732	7.4	1,028,379	4.1
Other invested assets	125,795	0.5	94,415	0.4
Total investments	$25,025,906	100.0%	$25,198,962	100.0%
(1)Refer to Part II, Item 8, Financial Statements and Supplementary Data — Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements for explanation of prior year retrospective adjustment

The decrease in our total investments at December 31, 2021 compared to December 31, 2020 was a result of a decrease in held-to-maturity bonds and the sale of equity securities which caused a temporary increase in cash which we intend to reinvest.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At December 31, 2021, our fixed maturity securities had an estimated fair value of $15.8 billion, which was $0.6 billion, or 4.2%, above amortized cost. At December 31, 2020, our fixed maturity securities had an estimated fair value of $15.6 billion, which was $1.2 billion, or 8.0%, above amortized cost. Unrealized gains decreased on our fixed maturity due to an increase in benchmark ten-year interest rates. For additional information regarding unrealized gains and losses, refer to Part II, Item 7, Investments, Net Unrealized Gains and Losses table. The estimated fair value for securities due in one year or less was $1.4 billion as of December 31, 2021 and $1.1 billion as of December 31, 2020. For additional information regarding total bonds by credit quality rating, refer to Part II, Item 8, Financial Statements and Supplementary Data — Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements.

Equity Securities—We have invested in the equity securities of companies traded on national U.S. stock exchanges. See Part II, Item 8, Financial Statements and Supplementary Data — Note 4, Investments in Securities, of the Notes to the Consolidated Financial Statements for the unrealized and realized gains and losses of equity securities. The Company sold the majority of its equity securities portfolio in the fourth quarter of 2021. For additional information regarding the Sale of Equity Securities Portfolio, see General Trends above.

Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.6% and 4.8% at December 31, 2021 and 2020, respectively. For additional information regarding mortgage loans refer to Part II, Item 8, Financial Statements and Supplementary Data — Note 5, Mortgage Loans, of the Notes to the Consolidated Financial Statements.

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of December 31, 2021, we had $365.2 million in policy loans with a loan to surrender value of approximately 54%, and at December 31, 2020, we had $373.0 million in policy loans with a loan to surrender value of approximately 56%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority to any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Investment Funds—Our investment funds are primarily comprised of senior secured and second lien private loans that are secured by assets, revenues and credit/balance sheet lending. We recognize our share of fund earnings in net investment income on a one-quarter lag under the equity method of accounting. Cash distributions are received from fund earnings and from liquidation of underlying investments.
Short-Term Investments—Short-term investments are primarily commercial paper rated A2 or P2 or better by Standard & Poor’s and Moody’s, respectively. The amount fluctuates depending on our view of the desirability of investing in the available long-term investment opportunities and our liquidity needs, including mortgage investment-funding commitments.
Other Invested Assets—Other invested assets are comprised primarily of pooled loans to mid-sized businesses which are initiated and administered by third-party managers and are carried at fair value. Other invested assets also include equity-indexed options, carried at fair value, net of collateral provided by counterparties; such collateral is restricted to the Company’s use. Additionally, other invested assets include FHLB capital stock, mineral rights, mezzanine loans and lease financing arrangements, all of which are carried at cost.
Net Investment Income and Net Realized Gains (Losses)
Net investment income increased $195.5 million during 2021 compared to 2020 primarily due to higher gains on options, an increase in investment income from investment funds and mortgage loan prepayment and profit participation income.
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
Net realized investment gains increased $29.0 million during 2021 compared to 2020 primarily attributable to realized gains from bonds. Net realized investment gains (losses) are shown below (in thousands):

	December 31,
	2021	2020	2019
Bonds	$54,941	$23,318	$16,361
Mortgage loans	(768)	—	(2,412)
Real estate	10,240	12,401	25,555
Other invested assets	215	(59)	(1,785)
Total	$64,628	$35,660	$37,719
Net Unrealized Gains and Losses
The unrealized gains and losses of our fixed maturity securities investment portfolio are shown below (in thousands):

	December 31,
	2021	2020	Change over prior year
Held-to-maturity
Gains	$394,900	$639,648	$(244,748)
Losses	(25,092)	(11,437)	(13,655)
Net gains	369,808	628,211	(258,403)
Available-for-sale
Gains	321,861	548,996	(227,135)
Losses	(39,097)	(17,476)	(21,621)
Net gains	282,764	531,520	(248,756)
Total	$652,572	$1,159,731	$(507,159)
The net change in the unrealized gains on fixed maturity securities between December 31, 2021 and December 31, 2020 is primarily attributable to the increase in benchmark ten-year interest rates which were 1.5% and 0.9%, respectively. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Liquidity

ANAT's source of liquidity is solely derived from dividends received from its wholly owned subsidiary, ANICO.

The primary use of cash has been and is expected to continue to be payment of policyholder benefits and claims incurred. Current and expected patterns of claim frequency and severity may change from period to period but continue to be within historical norms. Management considers our current liquidity position to be sufficient to meet anticipated demands over the next twelve months.

Our contractual obligations are not expected to have a significant negative impact to cash flows from operations. American National has agreed to pay our financial advisor in connection with the Merger, Citigroup Global Markets Inc. ("Citi"), for its Merger-related services an aggregate fee of $40.0 million, of which $3.0 million was paid upon delivery of Citi’s fairness opinion related to the Merger entered into on August 6, 2021 and the remaining $37.0 million is payable contingent upon consummation of the Merger, which has not been reflected in the consolidated statement of operations. In addition, the Company agreed to reimburse Citi for expenses, including fees and expenses of counsel, and to indemnify Citi and related parties against certain liabilities, including liabilities under federal securities laws, arising from Citi’s engagement.

In April 2020, the Company borrowed $500 million from the Federal Home Loan Bank of Dallas' COVID-19 Relief Advance Program. As of December 31, 2021, there are no advances outstanding; the final advance was repaid on its maturity date of April 28, 2021. The available liquidity at February 9, 2022 was approximately $879.3 million.

As a result of the impacts of COVID-19, state insurance departments across the country issued regulations that required us not to cancel policies for non-payment for varying amounts of time but generally for at least 90-day periods which began in March and April of 2020. The cancellation and grace periods have been lifted in most states.

Our defined benefit plans are frozen and currently adequately funded; however, low interest rates, increased longevity of participants, and rising Pension Benefit Guaranty Corporation (“PBGC”) premiums may cause us to increase our funding of the plans.

We are currently evaluating the renovation and modernization of our home office facilities. This could result in capital expenditures that could aggregate to approximately $100.0 million over a three-year period; however, current uncertainties relating to the COVID-19 pandemic have caused us to delay this project at this time. There are no other unusually large capital expenditures expected in the next 12-24 months.

We have consistently paid dividends to our stockholders and expect to continue this tradition in the foreseeable future. There are no other known trends or uncertainties regarding product pricing, changes in product lines or rising costs that are expected to have a significant impact to cash flows from operations, although uncertainties relating to the COVID-19 pandemic could still significantly impact one or more of these items.

Funds received as premium payments and deposits that are not used for liquidity requirements are generally invested in bonds and commercial mortgages. Funds are invested with the intent that income from the investments and proceeds from the maturities will meet our ongoing cash flow needs. We historically have not had to liquidate invested assets in order to cover cash flow needs. We believe our portfolio of highly liquid bonds and available-for-sale investment securities coupled with our ability to borrow funds through the FHLB, are sufficient to meet future liquidity needs as necessary.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

As a result of the economic impact associated with COVID-19, American National modified 93 mortgage loans with a total balance of $1.6 billion during 2020. These modifications were in the form of forbearance of principal and interest payments for up to six months, extensions of maturity dates, and/or provisions for interest only payments. The modifications were primarily related to our loans to hotels, retail and parking operations. Due to the ongoing economic stress brought on by the pandemic, additional modifications for 33 of these loans with a total balance of $725.7 million were made during 2021. These additional modifications extended the forbearance of principal and interest payments and interest only provisions with a requirement for the payment of at least 20% of the total interest due during the extended modification period. The modified loans had an aggregate deferred interest of $5.6 million as of December 31, 2021. There are no commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented. The decrease in loans determined to be a troubled debt restructuring during 2021 is primarily attributable to improved economic conditions after lifting of COVID-19 related restrictions.

The Company holds collateral of $264.2 million at December 31, 2021 to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes.

Our cash and cash equivalents and short-term investment position increased from $1.4 billion at December 31, 2020 to $3.8 billion at December 31, 2021. The increase primarily relates to the fourth quarter 2021 sale of a majority of the Company's equity securities portfolio which resulted in an excess cash position. We intend to reinvest the cash proceeds consistent with our investment guidelines during 2022.

A downgrade or a potential downgrade in our financial strength ratings could result in a loss of business and could adversely affect our cash flows from operations. A.M. Best has placed American National’s issuer credit and financial strength ratings under review with developing implications and S&P Global Ratings has placed the ratings on CreditWatch with negative implications of which are due to the pending Merger with Brookfield Reinsurance.

Further information regarding additional sources or uses of cash is described in Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements.

Capital Resources

Our capital resources are summarized below (in thousands):

	December 31,
	2021	2020	2019
American National stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”), net of tax	$6,847,314	$6,236,100	$5,890,231
Accumulated other comprehensive income	147,054	222,170	99,518
Total American National stockholders’ equity	$6,994,368	$6,458,270	$5,989,749

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable generally have no recourse against us in the event of default by the joint ventures. Therefore, the liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $3.0 million at December 31, 2021 and 2020.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The changes in our capital resources are summarized below (in thousands):

	Years ended
	2021			2020
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income attributable to American National	$699,325	$—	$699,325	$467,505	$—	$467,505
Dividends to shareholders	(88,190)	—	(88,190)	(88,190)	—	(88,190)
Change in net unrealized gains on debt securities	—	(142,854)	(142,854)	—	134,315	134,315
Foreign currency transaction and translation adjustment	—	62	62	—	235	235
Defined benefit pension plan adjustment	—	67,676	67,676	—	(11,898)	(11,898)
Cumulative effect of accounting changes (1)	—	—	—	(33,500)	—	(33,500)
Other	79	—	79	54	—	54
Total	$611,214	$(75,116)	$536,098	$345,869	$122,652	$468,521
(1)Result of adoption of ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 100% of the company action level RBC are required to take certain actions. At December 31, 2021 and December 31, 2020, ANICO’s statutory capital and surplus was $4.0 billion and $3.6 billion, respectively. ANICO and each of our insurance subsidiaries had statutory capital and surplus at December 31, 2021 and 2020 above 200% of the company action level except ANPAC Louisiana Insurance Company ("ANPLA"), which had an RBC level of 194% at December 31, 2020, which increased to 242% at December 31, 2021.

The achievement of long-term growth will require growth in our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Life insurance obligations (1)	$4,504,925	$(58,739)	$(116,014)	$(36,030)	$4,715,708
Annuity obligations (1)	15,483,714	1,373,520	3,496,133	2,434,695	8,179,366
Property and casualty insurance obligations (2)	1,098,017	487,133	371,074	138,250	101,560
Health insurance obligations (3)	263,837	183,260	29,599	9,428	41,550
Purchase obligations
Commitments to purchase and fund investments	899,017	361,222	321,503	95,230	121,062
Mortgage loan commitments	647,841	424,971	222,870	—	—
Lease obligations	12,680	4,300	6,612	1,685	83
Defined benefit pension plans (4)	60,145	17,638	14,362	10,834	17,311
Notes payable (5)	149,248	75,293	73,955	—	—
Total	$23,119,424	$2,868,598	$4,420,094	$2,654,092	$13,176,640
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
(5)The estimated payments due by period for notes payable reflect the contractual maturities of principal for amounts borrowed by real estate joint ventures and collateralized by real-estate owned by the respective entity. The entity's liability is limited to its investment in the respective joint venture. See Part II, Item 8, Financial Statements and Supplementary Data — Note 6, Real Estate and Other Investments, of the Notes to the Consolidated Financial Statements for additional details.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Off-Balance Sheet Arrangements

We have off-balance sheet arrangements relating to third-party marketing operation bank loans as discussed in Part II, Item 8, Financial Statements and Supplementary Data — Note 19, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements. We could be exposed to a liability for these loans, which are supported by the cash value of the underlying insurance contracts. The cash value of the life insurance policies is designed to always equal or exceed the balance of the loans. Accordingly, management does not foresee any material loss related to these arrangements.

Related-Party Transactions

We have various agency, consulting and service arrangements with individuals and entities considered to be related parties. Each of these arrangements has been reviewed and approved by our Audit Committee, which retains final decision-making authority for these transactions. The amounts involved, both individually and in the aggregate, with these arrangements are not material to any segment or to our overall operations. For additional details see Part II, Item 8, Financial Statements and Supplementary Data — Note 20, Related Party Transactions, of the Notes to the Consolidated Financial Statements.

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

A key component of our risk management program is our ALM Committee. The ALM Committee monitors the level of our risk exposure in managing our assets and liabilities to attain the desired risk-return profile for our diverse mix of assets and liabilities and their resultant cash flows. This process includes maintaining adequate reserves, monitoring claims and surrender experience, managing interest rate spreads, evaluating alternate investment strategies and protecting against disintermediation risk for life insurance and annuity products.

As a part of the ALM process, we have asset portfolios for each major line of business, which represent the investment strategies used to fund liabilities within acceptable levels of risk. We monitor these strategies through regular review of portfolio metrics, such as effective duration, yield curve sensitivity and liquidity. In executing these ALM strategies, we regularly reevaluate the estimates used in determining the approximate amounts and timing of payments to or on behalf of policyholders for insurance liabilities. Many of these estimates are inherently subjective and could impact our ability to achieve our ALM goals and objectives. Our Finance Committee and ALM Committee also review the risks associated with evaluation of alternate investment strategies and the specific investments made to support our business and the consistency of such strategies and investments with our overall investment strategy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)
Interest Rate Risk

Interest rate risk is the risk that the value of our interest sensitive assets or liabilities will change with changes in market interest rates. The fair market value of fixed maturity securities is inversely related to changes in market interest rates. As interest rates fall, the cash flow from the interest coupon and dividend streams of existing fixed rate investments becomes more valuable and the market values of fixed maturity securities rise. As interest rates rise, the reverse occurs and the market value of fixed maturity securities falls. These general assumptions hold all other variables influencing the values of fixed maturity securities constant and would not fully reflect any prepayment to the portfolio, changes in corporate spreads or non-parallel changes in interest rates for different maturities, or changes in credit quality, any of which could cause changes in the values of fixed maturity securities that differ materially from our assumptions and estimates.

The carrying values of our investment in fixed maturity securities, which comprise 61.8% of our portfolio, are summarized below (in thousands, except percentages):

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Fixed maturity, bonds held-to-maturity	$7,088,981	45.8%	$7,354,970	49.2%
Fixed maturity, bonds available-for-sale	8,380,248	54.2	7,597,180	50.8
Net unrealized gains on available-for-sale bonds	282,764	3.4	531,520	7.0

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

Our mortgage loans also have interest rate risk. As of December 31, 2021, these mortgage loans have fixed rates ranging from 3.25% to 10.0%. Most of the mortgage loan contracts require periodic payments of both principal and interest, and have amortization periods of three to 30 years. Many of our mortgage loans contain prepayment restrictions or fees or both that reduce the risk of payment before maturity or compensate us for all or a portion of the investment income lost through early payment of the loan principal.

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

Falling interest rates can have an adverse impact on our general account annuities. We aim to manage interest margin, which is the difference between yields on investments supporting our liabilities and amounts credited to policyholder account balances and reserves. As portfolio yields decline, we can reduce crediting rates on some deferred annuities, to a limit defined by contractual minimum guarantees, but we cannot adjust immediate annuity benefits and reserves. Assuming a 10 basis point decline in current portfolio yield, our annual interest margin would decline $7.1 million.

Interest Rate sensitivity analysis: The table below shows the estimated change in pre-tax market values of our investments in fixed maturity securities caused by instantaneous, one time parallel shifts in the corresponding year-end U.S. Treasury yield curves of +/- 100bps and +/- 50bps (in thousands):

	Increase (Decrease) in Market Value Given an Interest Rate Increase (Decrease) of Basis Points
	(100)	(50)	50	100
December 31, 2021	$824,630	$402,145	$(384,130)	$(753,265)
December 31, 2020	703,957	345,427	(333,613)	(658,118)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK — (Continued)
Credit Risk

We are exposed to credit risk, which is the uncertainty of whether a counterparty will honor its obligation under the terms of a security, loan or contract. To help manage credit risk, we have an Investment Plan approved by our Board of Directors. This plan provides issuer and geographic concentration limits, investment size limits, mortgage loan-to-value guidelines and other applicable investment parameters. Investment activity, including the setting of investment policies and defining acceptable risk levels, is subject to review by our Board of Directors, Finance Committee and, to a certain extent, by the Enterprise Risk Management Committee.

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

The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by the counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The Company holds collateral in cash and notes secured by U.S. government backed assets. The non-performance risk is the net counterparty exposure based on the fair value of the open contracts, less the fair value of collateral held. For additional information regarding counterparties used and collateral received, see Part II, Item 8, Financial Statements and Supplementary Data — Note 7, Derivative Instruments, of the Notes to the Consolidated Financial Statements.

We are exposed to risks on our mortgage loans when there are economic disruptions, such as the COVID-19 pandemic. The challenging economic conditions impair borrowers' ability to meet loan terms. The Company granted concessions to certain mortgage loan borrowers during 2021 and 2020. For additional information regarding the impact of COVID-19 to mortgage loans, see Part II, Item 8, Financial Statements and Supplementary Data — Note 5, Mortgage Loans, of the Notes to the Consolidated Financial Statements.

Equity Risk

Equity risk is the risk that we will incur realized or unrealized losses due to changes in the overall equity investment markets or specific investments within our portfolio. As a result of FASB issued guidance, the change in fair value of equity securities is recognized in earnings, which could increase the level of volatility in our consolidated statements of operations. At December 31, 2021, we held approximately $135.4 million of equity investments, approximately 0.5% of total investment assets, which are subject to equity risk. Our exposure to the equity markets is managed by sector and individual security and is intended to track the S&P 500 with minor variations. We mitigate our equity risk by diversification of the investment portfolio.

We also have equity risk associated with the equity-indexed life and annuity products we issue. We have entered into derivative transactions, primarily over-the-counter equity call options, to hedge our exposure to equity-index changes.

Recent Accounting Pronouncements

Refer to Part II, Item 8, Financial Statements and Supplementary Data — Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements not yet adopted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
American National Group, Inc.
Galveston, Texas

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated statements of financial position of American National Group, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
The Company sells equity-indexed universal life and equity-indexed deferred annuity contracts with guaranteed minimum benefits, some of which contain embedded derivatives that are required to be bifurcated from a host reserve, separately accounted for, and measured at fair value. The embedded derivative represents future benefit cash flows in excess of the minimum guaranteed cash flows. As of December 31, 2021, the fair value of the embedded derivative liabilities was $833 million. Management utilizes various assumptions in order to measure the fair value of the embedded derivatives including assumptions related to lapse rate and equity volatility. These assumptions are evaluated annually by management with any changes in the estimated fair value resulting in a cumulative charge or credit to income from operations.
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
The Company establishes a liability for unpaid claims and claim adjustment expenses to provide for the estimated costs of paying claims under property and casualty insurance policies written by the Company. The property and casualty liability for unpaid claims is included within Policy and Contract Claims in the statements of financial position, which had a balance of $1.7 billion as of December 31, 2021. This liability, which includes estimates for both claims that have been reported and claims that have been incurred but not reported, represents the estimate of all claim and claim adjustment expenses associated with processing and settling the claims. The liability for unpaid claims is estimated using actuarial assumptions for loss development patterns that are based upon the Company’s historical experience and consider the effects of current developments, anticipated trends and risk management programs.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 2022

We have served as the Company's auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
American National Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive income, changes in equity, and cash flows of American National Group, Inc. (formerly American National Insurance Company) and subsidiaries (the Company) for the year ended December 31, 2019, and the related notes and financial statement schedules II to IV (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 2000 to 2020.

Houston, Texas
February 28, 2020

AMERICAN NATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(In thousands, except share data)

	December 31,
	2021	2020
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost, net of allowance for credit losses of $13,129 in 2021 and $12,442 in 2020 (Fair value $7,458,789 in 2021 and $7,983,181 in 2020)	$7,088,981	$7,354,970
Fixed maturity, bonds available-for-sale, at fair value (Allowance for credit losses of $10,310 in 2021 and $7,482 in 2020) (Amortized cost $8,107,794 in 2021 and $7,073,142 in 2020)	8,380,248	7,597,180
Equity securities, at fair value (Cost $94,732 in 2021 and $754,625 in 2020)	135,433	2,070,766
Mortgage loans on real estate, net of allowance for credit losses of $97,079 in 2021 and $125,703 in 2020	5,199,334	5,242,531
Policy loans	365,208	373,014
Real estate and real estate partnerships, net of accumulated depreciation of $287,387 in 2021 and $269,626 in 2020	928,412	960,572
Investment funds	961,763	477,135
Short-term investments	1,840,732	1,028,379
Other invested assets	125,795	94,415
Total investments	25,025,906	25,198,962
Cash and cash equivalents	1,930,882	339,947
Accrued investment income	192,913	216,389
Reinsurance recoverables, net of allowance for credit losses of $14,553 in 2021 and $14,353 in 2020	459,621	414,359
Prepaid reinsurance premiums	47,789	42,804
Premiums due and other receivables	382,562	351,972
Deferred policy acquisition costs	1,498,124	1,360,211
Property and equipment, net of accumulated depreciation of $302,936 in 2021 and $281,738 in 2020	137,466	121,578
Prepaid pension	167,587	80,526
Other assets	156,768	155,600
Separate account assets	1,320,703	1,185,467
Total assets	$31,320,321	$29,467,815
LIABILITIES
Future policy benefits
Life	$3,216,626	$3,149,067
Annuity	1,598,365	1,617,774
Health	45,715	49,658
Policyholders’ account balances	13,879,198	12,812,155
Policy and contract claims	1,692,295	1,575,288
Unearned premium reserve	1,013,830	956,343
Other policyholder funds	379,545	358,601
Liability for retirement benefits	79,089	70,254
Notes payable	149,248	153,703
Deferred tax liabilities, net	200,510	478,347
Current tax payable	321,926	10,372
Federal Home Loan Bank advance	—	250,000
Other liabilities	421,212	335,219
Separate account liabilities	1,320,703	1,185,467
Total liabilities	24,318,262	23,002,248
EQUITY
American National Group, Inc. stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 26,887,200 shares issued and outstanding in 2021 and 2020	269	269
Additional paid-in capital	47,762	47,683
Accumulated other comprehensive income	147,054	222,170
Retained earnings	6,799,283	6,188,148
Total American National stockholders’ equity	6,994,368	6,458,270
Noncontrolling interest	7,691	7,297
Total stockholders' equity	7,002,059	6,465,567
Total liabilities and stockholders' equity	$31,320,321	$29,467,815

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years ended December 31,
	2021	2020	2019
PREMIUMS AND OTHER REVENUES
Premiums
Life	$412,769	$396,099	$359,419
Annuity	74,925	92,866	147,139
Health	143,484	168,805	165,035
Property and casualty	1,669,875	1,560,304	1,511,201
Other policy revenues	359,707	310,746	305,256
Net investment income	1,171,654	976,152	1,180,907
Net realized investment gains	64,628	35,660	37,719
Other-than-temporary impairments	—	—	(6,968)
(Increase) decrease in investment credit loss	28,778	(102,603)	—
Net gains on equity securities	420,283	356,281	422,535
Other income	45,688	40,556	51,401
Total premiums and other revenues	4,391,791	3,834,866	4,173,644
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	605,724	533,925	449,252
Annuity	149,931	214,158	218,576
Claims incurred
Health	98,029	116,122	109,013
Property and casualty	1,094,126	1,005,620	1,042,153
Interest credited to policyholders’ account balances	448,654	321,042	511,999
Commissions for acquiring and servicing policies	640,097	553,600	532,634
Other operating expenses	571,869	515,413	524,888
Change in deferred policy acquisition costs	(79,632)	(5,678)	(12,749)
Total benefits, losses and expenses	3,528,798	3,254,202	3,375,766
Income before federal income tax and other items	862,993	580,664	797,878
Less: Provision (benefit) for federal income taxes
Current	408,551	57,697	87,032
Deferred	(241,966)	58,910	78,385
Total provision for federal income taxes	166,585	116,607	165,417
Income after federal income tax	696,408	464,057	632,461
Other components of net periodic pension benefit (costs), net of tax	3,574	4,456	(684)
Net income	699,982	468,513	631,777
Less: Net income attributable to noncontrolling interest, net of tax	657	1,008	11,414
Net income attributable to American National	$699,325	$467,505	$620,363
Amounts available to American National common stockholders
Earnings per share
Basic	$26.02	$17.39	$23.08
Diluted	26.01	17.38	23.07
Weighted average common shares outstanding	26,877,200	26,878,679	26,882,691
Weighted average common shares outstanding and dilutive potential common shares	26,884,679	26,887,125	26,891,243

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years ended December 31,
	2021	2020	2019
Net income	$699,982	$468,513	$631,777
Other comprehensive income (loss), net of tax
Change in net unrealized gains (losses) on securities	(142,854)	134,315	184,156
Foreign currency transaction and translation adjustments	62	235	390
Defined benefit pension plan adjustment	67,676	(11,898)	15,495
Total other comprehensive income (loss), net of tax	(75,116)	122,652	200,041
Total comprehensive income	624,866	591,165	831,818
Less: Comprehensive income attributable to noncontrolling interest	657	1,008	11,414
Total comprehensive income attributable to American National	$624,209	$590,157	$820,404

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Noncontrolling Interest	Total Equity
Balance at December 31, 2018	$30,832	$20,694	$(99,738)	$5,413,952	$(108,492)	$14,267	$5,271,515
Reissuance of treasury shares	—	237	—	—	23	—	260
Amortization of restricted stock	—	80	—	—	—	—	80
Cumulative effect of accounting change	—	—	(785)	785	—	—	—
Other comprehensive income	—	—	200,041	—	—	—	200,041
Net income attributable to American National	—	—	—	620,363	—	—	620,363
Cash dividends to common stockholders (declared per share of $3.28)	—	—	—	(88,243)	—	—	(88,243)
Contributions	—	—	—	—	—	388	388
Distributions	—	—	—	—	—	(20,055)	(20,055)
Net income attributable to noncontrolling interest	—	—	—	—	—	11,414	11,414
Balance at December 31, 2019	$30,832	$21,011	$99,518	$5,946,857	$(108,469)	$6,014	$5,995,763
Reclassification of par value due to reorganization	(26,618)	26,618	—	—	—	—	—
Retirement of treasury shares	(3,945)	—	—	(104,524)	108,469	—	—
Amortization of restricted stock	—	54	—	—	—	—	54
Cumulative effect of accounting change	—	—	—	(33,500)	—	—	(33,500)
Other comprehensive income	—	—	122,652	—	—	—	122,652
Net income attributable to American National	—	—	—	467,505	—	—	467,505
Cash dividends to common stockholders (declared per share of $3.28)	—	—	—	(88,190)	—	—	(88,190)
Contributions	—	—	—	—	—	856	856
Distributions	—	—	—	—	—	(581)	(581)
Net income attributable to noncontrolling interest	—	—	—	—	—	1,008	1,008
Balance at December 31, 2020	$269	$47,683	$222,170	$6,188,148	$—	$7,297	$6,465,567
Amortization of restricted stock	—	79	—	—	—	—	79
Other comprehensive loss	—	—	(75,116)	—	—	—	(75,116)
Net income attributable to American National	—	—	—	699,325	—	—	699,325
Cash dividends to common stockholders (declared per share of $3.28)	—	—	—	(88,190)	—	—	(88,190)
Contributions	—	—	—	—	—	386	386
Distributions	—	—	—	—	—	(649)	(649)
Net income attributable to noncontrolling interest	—	—	—	—	—	657	657
Balance at December 31, 2021	$269	$47,762	$147,054	$6,799,283	$—	$7,691	$7,002,059

See accompanying notes to the consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$699,982	$468,513	$631,777
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(64,628)	(35,660)	(37,719)
Other-than-temporary impairments	—	—	6,968
Increase (decrease) in investment credit loss	(28,778)	102,603	—
Accretion of premiums, discounts and loan origination fees	18,932	9,479	(4,394)
Net capitalized interest on policy loans and mortgage loans	(31,620)	(30,367)	(34,081)
Depreciation	49,983	52,551	53,160
Interest credited to policyholders’ account balances	448,654	321,042	511,999
Charges to policyholders’ account balances	(359,707)	(310,746)	(305,256)
Deferred federal income tax expense (benefit)	(241,966)	58,910	78,385
Income from equity method investments	(188,677)	(42,467)	(103,501)
Distributions from unconsolidated affiliates	150,024	82,045	111,848
Changes in:
Policyholder liabilities	271,202	210,397	145,396
Deferred policy acquisition costs	(79,632)	(5,678)	(12,749)
Reinsurance recoverables	(45,262)	(2,529)	15,645
Premiums due and other receivables	(30,590)	(10,048)	3,780
Prepaid reinsurance premiums	(4,985)	1,865	8,952
Accrued investment income	23,476	(15,533)	(12,227)
Current tax payable	311,554	339	18,893
Liability for retirement benefits	7,440	(13,765)	(8,454)
Fair value of option securities	(127,681)	(51,931)	(144,978)
Fair value of equity securities	(420,283)	(356,281)	(422,535)
Other, net	(6,651)	(100,276)	5,503
Net cash provided by operating activities	350,787	332,463	506,412
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Held-to-maturity securities	1,274,488	1,615,811	864,481
Available-for-sale securities	1,224,242	977,051	500,724
Equity securities	2,467,165	117,866	294,798
Real estate and real estate partnerships	21,139	61,548	66,725
Mortgage loans	951,602	522,900	837,732
Policy loans	51,105	52,767	48,079
Other invested assets	239,767	148,101	120,455
Disposals of property and equipment	65	268	69
Distributions from real estate and real estate partnerships	120,019	6,866	61,075
Distributions from investment funds	131,186	91,178	37,926
Payment for the purchase/origination of:
Held-to-maturity securities	(944,443)	(498,149)	(1,468,253)
Available-for-sale securities	(2,244,974)	(1,473,808)	(528,495)
Equity securities	(93,663)	(131,238)	(49,016)
Real estate and real estate partnerships	(12,252)	(31,518)	(24,163)
Mortgage loans	(854,496)	(752,244)	(784,408)
Policy loans	(20,527)	(22,338)	(27,722)
Other invested assets	(164,426)	(98,371)	(109,074)
Additions to property and equipment	(37,150)	(39,863)	(21,402)
Contributions to real estate and real estate partnerships	(123,061)	(119,463)	(85,105)
Contributions to investment funds	(591,324)	(256,638)	(185,140)
Change in short-term investments	(812,353)	(603,058)	(190,511)
Change in collateral held for derivatives	20,604	(15,648)	107,133
Other, net	2,633	2,657	10,369
Net cash provided by (used in) investing activities	605,346	(445,323)	(523,723)

AMERICAN NATIONAL GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Years ended December 31,
	2021	2020	2019
FINANCING ACTIVITIES
Policyholders’ account deposits	2,229,554	1,232,520	1,770,646
Policyholders’ account withdrawals	(1,251,458)	(1,388,649)	(1,481,234)
Proceeds from Federal Home Loan Bank borrowings	—	500,000	—
Repayment of Federal Home Loan Bank borrowings	(250,000)	(250,000)	—
Change in notes payable	(4,455)	(4,294)	20,034
Dividends to stockholders	(88,190)	(88,190)	(88,243)
Payments to noncontrolling interest	(649)	(581)	(20,055)
Net cash provided by financing activities	634,802	806	201,148
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,590,935	(112,054)	183,837
Cash and cash equivalents at beginning of the period	339,947	452,001	268,164
Cash and cash equivalents at end of the period	$1,930,882	$339,947	$452,001

Supplemental cash flow information:
Interest paid	$387	$805	$—
Income taxes paid, net	89,600	50,800	86,440

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

On August 6, 2021, ANAT entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookfield Asset Management Reinsurance Partners Ltd. (“Brookfield Reinsurance”), an exempted company limited by shares existing under the laws of Bermuda, and Freestone Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Brookfield Reinsurance (“Merger Sub”). On the terms and subject to the conditions of the Merger Agreement, at the closing, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity, which will become an indirect, wholly-owned subsidiary of Brookfield Reinsurance. The Merger was unanimously approved by the Company’s board of directors. The Merger has received the requisite stockholder approval required under Delaware law. The only remaining significant closing condition pursuant to the Merger is the required regulatory approval from the insurance authorities in Texas, Missouri, New York, Louisiana and California.

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

During the first quarter of 2021, we reclassified the Company's earnings from equity method investments in the condensed consolidated statements of operations from "Equity in earnings of unconsolidated affiliates" to "Net investment income." For the years ended December 31, 2020 and 2019, $42.5 million and $103.5 million were reclassified, with no impact to net income. We also reclassified the related asset balances in the consolidated statements of financial position from "Investments in unconsolidated affiliates" to "Real estate and real estate partnerships" and "Investment funds," with no impact to total assets. Management believes these reclassifications result in increased transparency to the users of the financial statements as it relates to the Company's invested assets and the performance of these investments that are tied to the primary operations of the Company.

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

Mortgage loans on real estate are stated at unpaid principal balance, adjusted for any unamortized discount, deferred expenses, and allowances. Accretion of discounts is recorded using the effective yield method. Interest income, prepayment fees, and accretion of discounts and origination fees are reported in “Net investment income” in the consolidated statements of operations. Interest income earned is accrued on the principal amount of the loan based on contractual interest rate. However, interest ceases to accrue for loans on which interest is more than 90 days past due, when the collection of interest is not probable, or when a loan is in foreclosure. Income on past due loans is reported on a cash basis. When a loan becomes current, it is placed back into accrual status. Cash receipts on impaired loans are recorded as a reduction of principal, interest income, expense reimbursement, or other manner in accordance with the loan agreement. In the consolidated statements of operations, gains and losses from the sale of loans are reported in “Net realized investment gains,” and changes in allowances are reported in "(Increase) decrease in investment credit loss."

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

On an ongoing basis, mortgage loans with dissimilar risk characteristics (i.e., loans with significant declines in credit quality), collateral dependent mortgage loans (i.e., when the borrower is experiencing financial difficulty, including when foreclosure is reasonably possible or probable), and reasonably expected troubled debt restructurings (i.e., the Company grants concessions to a borrower that is experiencing financial difficulties) may be evaluated individually for credit loss. The allowance for credit losses for loans evaluated individually is established using the same methodologies for the overall commercial portfolio segment except for collateral dependent loans. The allowance for a collateral dependent loan is established as the excess of amortized cost over the estimated fair value of the loan’s underlying collateral, less selling cost when foreclosure is probable. Accordingly, the change in the estimated fair value of collateral dependent loans is recorded as a change in the allowance for credit losses which is recorded on a quarterly basis as a charge or credit to earnings.

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

Real estate joint ventures and other limited partnership interests in which the Company has more than a minor interest or influence over the investee’s operations, but it does not have a controlling interest and is not the primary beneficiary, are accounted for using the equity method. These investments are reported as "Real estate and real estate partnerships” in the consolidated statements of financial position. For certain joint ventures, American National records its share of earnings using a lag methodology of one to three months when timely financial information is not available, and the contractual right does not exist to receive such financial information. In addition to the investees’ impairment analysis of their underlying investments, American National routinely evaluates its investments in those investees for impairments. American National considers financial and other information provided by the investee, other known information, and inherent risks in the underlying investments, as well as future capital commitments, in determining whether impairment has occurred. When an impairment is deemed to have occurred at the joint venture level, American National recognizes its share as an adjustment to “Net investment income” to record the investment at its fair value. When an impairment results from American National’s separate analysis, an adjustment is made through “Net realized investment gains” to record the investment at its fair value.

Investment funds are primarily comprised of senior secured and second lien private loans that are secured by assets, revenues and credit/balance sheet lending. We recognize our share of the fund’s earnings in net investment income on a one-quarter lag under the equity method of accounting. Cash distributions are received from the earnings and from liquidation of underlying investments. All investment funds are reevaluated quarterly by the fund manager and are audited annually by an independent audit firm.

Short-term investments comprised of commercial paper are carried at amortized cost, which approximates fair value. Short-term investments have a maturity of less than one year.

Note 2 – Summary of Significant Accounting Policies and Practices — (Continued)

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

Additions to or releases of the allowance on all fixed maturity securities are reported in “(Increase) decrease in investment credit loss” in the consolidated statements of operations.

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

Derivative instruments in the form of equity-indexed options are purchased to hedge against future interest rate increases in liabilities indexed to market rates and are recorded in the consolidated statements of financial position within other invested assets at fair value, net of collateral provided by counterparties. The change in fair value of derivative assets and liabilities is reported in the consolidated statements of operations as “Net investment income” and “Interest credited to policyholders’ account balances,” respectively. American National does not apply hedge accounting treatment to its derivative instruments. The Company uses derivative instruments to hedge its business risk and holds collateral to offset exposure from its counterparties. Collateral that supports credit risk is reported in the consolidated statements of financial position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral.

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

DAC on participating whole life products is amortized in proportion to estimated gross margins. Estimated gross margins are equal to premiums, plus investment income, less benefits, less expenses not included in DAC, less the change in reserves, less dividends.

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

Liabilities for unpaid claims and claim adjustment expenses (“CAE”) are established to provide for the estimated costs of paying claims. These reserves include estimates for both case reserves and IBNR claim liabilities. Case reserves include the liability for reported but unpaid claims. IBNR liabilities include a provision for potential development on case reserves, losses on claims currently closed which may reopen in the future, as well as IBNR claims. These liabilities also include an estimate of the expense associated with settling claims, including legal and other fees, and the general expenses of administering the claims adjustment process.

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

Participating insurance policies

Participating business comprised approximately 4.0% of the life insurance in-force at December 31, 2021 and 16.5% of life premiums in 2021.

For the majority of this participating business, profits earned are reserved for the payment of dividends to policyholders, except for the stockholders’ share of profits on participating policies, which is limited to the greater of 10% of the profit on participating business, or 50 cents per thousand dollars of the face amount of participating life insurance in-force. Participating policyholders’ interest includes the accumulated net income from participating policies reserved for payment to such policyholders in the form of dividends (less net income allocated to stockholders as indicated above) as well as a pro rata portion of unrealized investment gains (losses). Dividends to participating policyholders were $8.1 million, $7.0 million, and $8.4 million for the years ended 2021, 2020, and 2019, respectively. Income of $18.3 million, $5.8 million, and $34.0 million was allocated to participating policyholders for the years ended 2021, 2020, and 2019, respectively.

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

Considerable progress in the implementation of the new standard has been made; however, we have not yet estimated the impact the new guidance will have on the consolidated financial statements. Accounting and actuarial policy elections have mostly been determined, data flows are being established, actuarial models are being developed, and implementation of a financial reporting disclosure system is in progress.

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

The amendments in this guidance are effective for all entities as of March 12, 2020 and will sunset through December 31, 2022, at which time the application of exceptions and optional expedients will no longer be permitted. The FASB is currently deliberating an ASU that would extend the sunset date through December 31, 2024.

The inventory of LIBOR exposures has been completed and is primarily limited to floating rate bonds, alternative investments, and borrowings within joint venture investments. Some of the contracts included in these categories will mature prior to December 31, 2021, the start of LIBOR rates cessations. The transition from LIBOR is expected to result in an immaterial impact to the Company's Consolidated Financial Statements or Notes to the Consolidated Financial Statements.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	$12,284	$—	$(287)	$—	$11,997
U.S. states and political subdivisions	104,039	1,676	(1,906)	—	103,809
Foreign governments	14,369	137	(159)	—	14,347
Corporate debt securities	6,810,518	388,726	(21,213)	(11,467)	7,166,564
Residential mortgage-backed securities	48,491	2,684	(481)	(516)	50,178
Collateralized debt securities	112,409	1,677	(1,046)	(1,146)	111,894
Total bonds held-to-maturity	7,102,110	394,900	(25,092)	(13,129)	7,458,789
Fixed maturity, bonds available-for-sale
U.S. treasury and government	26,887	121	(255)	—	26,753
U.S. states and political subdivisions	1,028,331	51,124	(2,312)	(14)	1,077,129
Foreign governments	5,000	841	—	—	5,841
Corporate debt securities	6,809,610	268,964	(35,285)	(7,141)	7,036,148
Residential mortgage-backed securities	32,234	342	(341)	(268)	31,967
Collateralized debt securities	205,732	469	(904)	(2,887)	202,410
Total bonds available-for-sale	8,107,794	321,861	(39,097)	(10,310)	8,380,248
Total investments in fixed maturity	$15,209,904	$716,761	$(64,189)	$(23,439)	$15,839,037

	December 31, 2020
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	$7,733	$11	$—	$—	$7,744
U.S. states and political subdivisions	109,445	4,101	(11)	—	113,535
Foreign governments	3,851	374	—	—	4,225
Corporate debt securities	6,992,095	623,233	(9,117)	(7,475)	7,598,736
Residential mortgage-backed securities	114,579	5,065	(1,464)	(452)	117,728
Collateralized debt securities	139,709	6,864	(845)	(4,515)	141,213
Total bonds held-to-maturity	7,367,412	639,648	(11,437)	(12,442)	7,983,181
Fixed maturity, bonds available-for-sale
U.S. treasury and government	28,766	418	(1)	—	29,183
U.S. states and political subdivisions	1,066,627	73,976	(145)	—	1,140,458
Foreign governments	14,995	1,393	—	—	16,388
Corporate debt securities	5,887,756	471,205	(17,207)	(7,275)	6,334,479
Residential mortgage-backed securities	20,544	964	(29)	(188)	21,291
Collateralized debt securities	54,454	1,040	(94)	(19)	55,381
Total bonds available-for-sale	7,073,142	548,996	(17,476)	(7,482)	7,597,180
Total investments in fixed maturity	$14,440,554	$1,188,644	$(28,913)	$(19,924)	$15,580,361

Note 4 – Investment in Securities — (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	December 31, 2021
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$853,273	$865,103	$574,056	$580,191
Due after one year through five years	2,232,939	2,355,707	3,015,864	3,156,717
Due after five years through ten years	2,969,115	3,145,270	2,474,224	2,576,325
Due after ten years	1,046,783	1,092,709	2,043,650	2,067,015
Total	$7,102,110	$7,458,789	$8,107,794	$8,380,248

Actual maturities differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been presented based on the year of final contractual maturity.

Proceeds from sales of bonds available-for-sale, with the related gross realized gains and losses, are shown below (in thousands):

	Years ended December 31,
	2021	2020	2019
Proceeds from sales of fixed maturity, bonds available-for-sale	$55,558	$164,372	$45,017
Gross realized gains	59	624	250
Gross realized losses	—	(4,145)	(1,124)

Gains and losses are determined using specific identification of the securities sold. There was no transfer of bonds from held-to-maturity to available-for-sale during 2021. During 2020, bonds below investment grade with a carrying value of $142.7 million, were transferred from held-to-maturity to available-for-sale after a deterioration in the issuers’ creditworthiness.

In accordance with various regulations, American National has bonds on deposit with regulating authorities with a carrying value of $53.5 million and $47.7 million at December 31, 2021 and 2020, respectively. In addition, American National has pledged bonds in connection with agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $67.1 million and $111.0 million at December 31, 2021 and 2020, respectively.

The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Years ended December 31,
	2021	2020	2019
Bonds available-for-sale: change in unrealized gains (losses)	$(248,756)	$242,105	$335,473
Adjustments for
Deferred policy acquisition costs	58,281	(68,474)	(87,003)
Participating policyholders’ interest	8,275	(3,010)	(16,056)
Deferred federal income tax benefit (expense)	39,346	(36,306)	(48,258)
Change in net unrealized gains (losses) on debt securities, net of tax	$(142,854)	$134,315	$184,156

The components of the change in net gains on equity securities are shown below (in thousands):

	Years ended December 31,
	2021	2020
Unrealized gains on equity securities	$38,771	$349,999
Net gains on equity securities sold	381,512	6,282
Net gains on equity securities	$420,283	$356,281

Note 4 – Investment in Securities — (Continued)

The gross unrealized losses and fair value of bonds available-for-sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below (in thousands, except number of issues):

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	10	$(230)	$18,378	1	$(25)	$2,844	11	$(255)	$21,222
U.S. states and political subdivisions	13	(618)	50,025	4	(1,694)	33,644	17	(2,312)	83,669
Corporate debt securities	184	(27,335)	1,596,811	32	(7,950)	146,597	216	(35,285)	1,743,408
Residential mortgage-backed securities	2	(339)	13,193	2	(2)	496	4	(341)	13,689
Collateralized debt securities	26	(885)	191,342	3	(19)	4,447	29	(904)	195,789
Total	235	$(29,407)	$1,869,749	42	$(9,690)	$188,028	277	$(39,097)	$2,057,777

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	1	$(1)	$2,868	—	$—	$—	1	$(1)	$2,868
U.S. states and political subdivisions	2	(145)	10,205	—	—	—	2	(145)	10,205
Corporate debt securities	43	(8,507)	270,249	8	(8,700)	13,270	51	(17,207)	283,519
Residential mortgage-backed securities	1	(21)	1,391	3	(8)	593	4	(29)	1,984
Collateralized debt securities	3	(93)	12,752	1	(1)	158	4	(94)	12,910
Total	50	$(8,767)	$297,465	12	$(8,709)	$14,021	62	$(17,476)	$311,486

A number of assumptions and estimates are inherent in evaluating whether an allowance for credit loss is necessary, which include the financial condition, near term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices. Based on this evaluation, unrealized losses on bonds available-for-sale where an allowance for credit loss was not recorded were concentrated in the Company's fixed maturity securities within the finance and investment sector.

Equity securities by market sector distribution are shown below, based on fair value:

	December 31,
	2021	2020
Consumer goods	9.6%	19.3%
Energy and utilities	6.4	5.2
Finance	35.6	21.6
Healthcare	9.0	15.0
Industrials	3.5	7.4
Information technology	15.1	27.1
Other	20.8	4.4
Total	100.0%	100.0%

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

When the discounted cash flow method is used to determine the allowance for credit losses, management's estimates incorporate expected prepayments, if any. Model inputs are considered reasonable and supportable for three years. A mean reversion is applied in years four and five. Credit loss allowance is not measured on accrued interest receivable because the balance is written off to net investment income in a timely manner, within 90 days. Changes in the allowance for credit losses are recognized through the consolidated statement of operations as (increase) decrease in investment credit loss.

No accrued interest receivables were written off as of December 31, 2021.

The rollforward of the allowance for credit losses for bonds held-to-maturity is shown below (in thousands):

	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage-Backed Securities	Total
Balance at January 1, 2021	$(7,475)	$(4,515)	$(452)	$(12,442)
Purchases	(1,412)	(168)	—	(1,580)
Disposition	441	551	—	992
Provision	(3,021)	2,986	(64)	(99)
Balance at December 31, 2021	$(11,467)	$(1,146)	$(516)	$(13,129)

	Foreign Governments	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage-Backed Securities	Total
Balance at January 1, 2020	$4	$(18,563)	$(2,968)	$(137)	$(21,664)
Purchases	—	(783)	(329)	134	(978)
Disposition	—	9,501	800	—	10,301
Provision	(4)	2,370	(2,018)	(449)	(101)
Balance at December 31, 2020	$—	$(7,475)	$(4,515)	$(452)	$(12,442)

Note 4 – Investment in Securities — (Continued)

The rollforward of the allowance for credit losses for available-for-sale debt securities is shown below (in thousands):

	U.S. Treasury and Government	U.S. State and Political Subdivisions	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage-Backed Securities	Total
Beginning balance at January 1, 2021	$—	$—	$(7,275)	$(19)	$(188)	$(7,482)
Increase in allowance related to purchases	—	—	(3,158)	(538)	—	(3,696)
Reduction in allowance related to disposition	—	—	4,117	182	—	4,299
Allowance on securities that had an allowance recorded in a previous period	3	12	3,680	(1,507)	(29)	2,159
Allowance on securities where credit losses were not previously recorded	(3)	(26)	(4,505)	(1,005)	(51)	(5,590)
Balance at December 31, 2021	$—	$(14)	$(7,141)	$(2,887)	$(268)	$(10,310)

	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage-Backed Securities	Total
Beginning balance at January 1, 2020	$—	$—	$—	$—
Increase in allowance related to purchases	(217)	—	—	(217)
Reduction in allowance related to disposition	63	6	3	72
Allowance on securities that had an allowance recorded in a previous period	(1,074)	(25)	(191)	(1,290)
Allowance on securities where credit losses were not previously recorded	(6,047)	—	—	(6,047)
Balance at December 31, 2020	$(7,275)	$(19)	$(188)	$(7,482)

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

The credit quality indicators for the amortized cost of bonds held-to-maturity are shown below (in thousands):

	December 31, 2021
	Amortized cost of bonds held-to-maturity by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. treasury and government	$—	$12,284	$—	$—	$—	$12,284
U.S. state and political subdivisions	14,364	49,327	9,188	25,770	5,390	104,039
Foreign governments	—	13,355	1,014	—	—	14,369
Corporate debt securities	31,176	400,666	3,212,688	3,061,595	104,393	6,810,518
Collateralized debt securities	—	—	66,715	40,858	4,836	112,409
Residential mortgage-backed securities	—	47,304	—	—	1,187	48,491
Total	$45,540	$522,936	$3,289,605	$3,128,223	$115,806	$7,102,110

Note 4 – Investment in Securities — (Continued)

	December 31, 2020
	Amortized cost of bonds held-to-maturity by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. treasury and government	$—	$7,733	$—	$—	$—	$7,733
U.S. state and political subdivisions	25,831	43,964	34,893	—	4,757	109,445
Foreign governments	—	2,820	1,031	—	—	3,851
Corporate debt securities	1,956	262,830	2,976,571	3,647,496	103,242	6,992,095
Collateralized debt securities	—	—	107,795	31,914	—	139,709
Residential mortgage-backed securities	—	112,995	—	—	1,584	114,579
Total	$27,787	$430,342	$3,120,290	$3,679,410	$109,583	$7,367,412

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

	December 31,
	2021		2020
	Amount	Percentage	Amount	Percentage
East North Central	$747,661	14.4%	$783,614	14.9%
East South Central	117,574	2.3	146,052	2.8
Mountain	1,250,562	24.0	1,284,555	24.5
Pacific	878,820	16.9	806,426	15.4
South Atlantic	627,295	12.0	619,405	11.8
West South Central	1,261,659	24.3	1,313,848	25.1
Other	315,763	6.1	288,631	5.5
Total	$5,199,334	100.0%	$5,242,531	100.0%

As of December 31, 2021 and 2020, loans in foreclosure and loans foreclosed are as follows (in thousands, except number of loans):

	December 31,
	2021		2020
Foreclosure and foreclosed	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
In foreclosure	—	$—	1	$5,168
Filed for bankruptcy*	—	—	1	9,230
Total in foreclosure	—	$—	2	$14,398

Foreclosed	1	$5,168	2	$8,603
*Borrower filed for bankruptcy after foreclosure proceedings had begun.

Note 5 – Mortgage Loans — (Continued)

The age analysis of past due loans is shown below (in thousands, except percentages):

	30-59 Days Past Due	60-89 Days Past Due	More Than 90 Days Past Due			Total
December 31, 2021				Total	Current	Amount	Percentage
Apartment	$—	$—	$—	$—	$522,595	$522,595	9.9%
Hotel	—	—	—	—	962,345	962,345	18.2
Industrial	—	—	—	—	912,645	912,645	17.2
Office	—	—	—	—	1,347,384	1,347,384	25.4
Parking	—	—	—	—	392,310	392,310	7.4
Retail	4,872	—	—	4,872	838,163	843,035	15.9
Storage	—	—	—	—	163,685	163,685	3.1
Other	—	—	—	—	152,414	152,414	2.9
Total	$4,872	$—	$—	$4,872	$5,291,541	$5,296,413	100.0%
Allowance for credit losses						(97,079)
Total, net of allowance						$5,199,334
December 31, 2020
Apartment	$—	$—	$—	$—	$557,159	$557,159	10.5%
Hotel	30,315	30,158	—	60,473	853,522	913,995	17.0
Industrial	14,930	—	5,168	20,098	836,105	856,203	15.9
Office	24,804	—	9,230	34,034	1,522,197	1,556,231	29.0
Parking	48,825	29,355	—	78,180	286,107	364,287	6.8
Retail	4,991	—	25,779	30,770	760,907	791,677	14.7
Storage	—	—	—	—	165,561	165,561	3.1
Other	—	—	—	—	163,121	163,121	3.0
Total	$123,865	$59,513	$40,177	$223,555	$5,144,679	$5,368,234	100.0%
Allowance for credit losses						(125,703)
Total, net of allowance						$5,242,531

As a result of the economic impact associated with COVID-19, American National modified 93 loans with a total balance of $1.6 billion during 2020. These modifications were in the form of forbearance of principal and interest payments for up to six months, extensions of maturity dates, and/or provision for interest only payments. The modifications were primarily related to our loans to hotels, retail and parking operations. Due to ongoing economic stress brought on by the pandemic, additional modifications for 33 of these loans with a total balance of $725.7 million were made during 2021. These additional modifications extended the forbearance of principal and interest payments and interest only provisions with a requirement for the payment of at least 20% of the total interest due during the extended modification period. The modified loans had an aggregate deferred interest of $5.6 million as of December 31, 2021.

There were no unamortized purchase discounts as of December 31, 2021 and 2020. Total mortgage loans were net of unamortized origination fees of $27.5 million and $26.1 million at December 31, 2021 and 2020, respectively. No unearned income is included in these amounts.

Note 5 – Mortgage Loans — (Continued)

Troubled Debt Restructurings

American National has granted concessions to certain mortgage loan borrowers. Concessions are generally one of, or a combination of, a delay in payment of principal or interest, a reduction of the contractual interest rate or an extension of the maturity date. Loans that have these concessions could be classified as troubled debt restructurings. The carrying value could change based on the expected recovery of the loan, which is evaluated quarterly. Loan modifications executed due to COVID-19 resulting in a total delay of more than six months were evaluated for troubled debt restructuring status under current GAAP guidance.

American National considers the amount, timing and extent of concessions in determining credit loss allowances for loan losses recorded in connection with a troubled debt restructuring.

Loans determined to be troubled debt restructuring during the periods presented are as follows (in thousands, except number of loans):

	Years ended December 31,
	2021			2020
	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
Office	2	$37,985	$37,985	7	$76,220	$76,220
Retail	3	32,325	32,325	6	79,943	79,943
Industrial	—	—	—	2	11,565	11,565
Hotel	—	—	—	34	811,131	811,131
Parking	1	9,257	9,257	16	248,465	248,465
Storage	1	8,890	8,890	—	—	—
Apartment	—	—	—	2	40,097	40,097
Total	7	$88,457	$88,457	67	$1,267,421	$1,267,421

For the year ended December 31, 2021, a total of 72 loans with a recorded investment of $1.3 billion were designated as a troubled debt restructuring. There are no commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented. The decrease in loans determined to be a troubled debt restructuring in 2021 is primarily attributable to improved economic conditions after lifting of COVID-19 related restrictions.

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

The rollforward of the allowance for credit losses for mortgage loans is shown below (in thousands):

Commercial Mortgage Loans
Balance at January 1, 2021	$(125,703)
Provision	28,624
Balance at December 31, 2021	$(97,079)

Commercial Mortgage Loans
Balance at January 1, 2020	$(19,160)
Cumulative adjustment at January 1, 2020	(11,216)
Provision	(95,327)
Balance at December 31, 2020	$(125,703)

The change in allowance in 2021 was primarily driven by the favorable response of the hospitality and retail industries to re-opening of the economy and resulting increases in travel and brick-and-mortar shopping.

Note 5 – Mortgage Loans — (Continued)

The asset and allowance balances for credit losses for mortgage loans by property-type are shown below (in thousands):

	December 31,
	2021		2020
	Asset Balance	Allowance	Asset Balance	Allowance
Apartment	$522,595	$(1,366)	$557,159	$(8,845)
Hotel	962,345	(39,272)	913,995	(45,596)
Industrial	912,645	(4,051)	856,203	(2,516)
Office	1,347,384	(26,988)	1,556,231	(33,373)
Parking	392,310	(16,037)	364,287	(18,178)
Retail	843,035	(6,685)	791,677	(10,856)
Storage	163,685	(459)	165,561	(2,509)
Other	152,414	(2,221)	163,121	(3,830)
Total	$5,296,413	$(97,079)	$5,368,234	$(125,703)

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

	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Total
Apartment	$50,747	$79,673	$210,011	$22,166	$122,472	$37,526	$522,595
Hotel	32,312	35,041	94,618	203,151	218,129	379,094	962,345
Industrial	180,229	265,167	135,810	99,716	38,170	193,553	912,645
Office	4,812	24,919	62,260	162,412	314,931	778,050	1,347,384
Parking	31,618	28,651	13,783	26,676	8,446	283,136	392,310
Retail	115,290	69,329	38,761	74,464	74,198	470,993	843,035
Storage	23,184	28,936	48,401	37,156	17,095	8,913	163,685
Other	54,114	—	21,662	29,884	1,650	45,104	152,414
Total	$492,306	$531,716	$625,306	$655,625	$795,091	$2,196,369	$5,296,413
Allowance for credit losses							(97,079)
Total, net of allowance							$5,199,334

Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. It is the Company's policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. At December 31, 2021, no commercial loans were past due over 90 days and in non-accrual status.

Off-Balance Sheet Credit Exposures

The Company has off-balance sheet credit exposures related to non-cancellable unfunded commitment amounts on commercial mortgage loans. We estimate the allowance for these exposures by applying the allowance rate we computed for each property type to the related outstanding commitment amounts. As of December 31, 2021, we have included a $7.7 million liability in other liabilities on the consolidated statements of financial position based on unfunded loan commitments of $1.0 billion.

Note 6 – Real Estate and Other Investments

The carrying amount of real estate and real estate partnerships, net of accumulated depreciation, by property-type and geographic distribution are as follows (in thousands, except percentages):

	December 31, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
Hotel	$56,198	6.1%	$67,857	7.1%
Industrial	119,698	12.9	132,757	13.8
Land	39,760	4.3	51,220	5.3
Office	277,034	29.8	299,500	31.2
Retail	269,941	29.1	268,588	28.0
Apartments	153,871	16.6	120,847	12.6
Other	11,910	1.2	19,803	2.0
Total	$928,412	100.0%	$960,572	100.0%

	December 31, 2021		December 31, 2020
	Amount	Percentage	Amount	Percentage
East North Central	$122,148	13.2%	$81,310	8.5%
East South Central	59,122	6.4	65,302	6.8
Mountain	127,542	13.7	133,233	13.9
Pacific	112,714	12.1	127,421	13.3
South Atlantic	67,573	7.3	97,801	10.1
West South Central	428,272	46.1	434,722	45.3
Other	11,041	1.2	20,783	2.1
Total	$928,412	100.0%	$960,572	100.0%

As of December 31, 2021, no real estate partnerships met the criteria as held-for-sale.

American National regularly invests in real estate partnerships and frequently participates in the design with the sponsor, but in most cases, its involvement is limited to financing. Through analysis performed by American National, some of these partnerships have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third-parties that may affect the fair value or risk of its variable interest in the VIEs in 2021 or 2020.

The assets and liabilities relating to the VIEs included in the consolidated financial statements are as follows (in thousands):

	December 31,
	2021	2020
Real estate and real estate partnerships	$126,708	$131,405
Investment funds	100,374	—
Short-term investments	500	500
Cash and cash equivalents	10,341	8,070
Premiums due and other receivables	3,201	3,484
Other assets	12,992	13,796
Total assets of consolidated VIEs	$254,116	$157,255
Notes payable	$149,248	$153,703
Other liabilities	8,250	8,490
Total liabilities of consolidated VIEs	$157,498	$162,193

The notes payable in the consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $3.0 million at December 31, 2021 and 2020.

Note 6 – Real Estate and Other Investments — (Continued)

The total long-term notes payable of the consolidated VIE’s consists of the following (in thousands):

		December 31,
Interest rate	Maturity	2021	2020
LIBOR	2023	$10,819	$10,819
4% fixed	2022	75,293	78,565
4.18% fixed	2024	63,136	64,319
Total		$149,248	$153,703

For other real estate partnership VIEs, American National is not the primary beneficiary as major decisions impacting the economic activities of the VIE require consent from both partners. The carrying amount and maximum exposure to loss relating to these unconsolidated VIEs follows (in thousands):

	December 31,
	2021		2020
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate and real estate partnerships	$332,351	$332,351	$368,588	$368,588
Mortgage loans on real estate	690,779	690,779	722,917	722,917
Accrued investment income	2,878	2,878	4,980	4,980

American National’s net investment income of real estate partnerships is the Company’s share of operating earnings and realized gains from investments in real estate joint ventures and other limited partnership interests ("joint ventures") using the equity method of accounting. In 2021 and 2020 certain joint ventures took advantage of market opportunities to generate realized gains on the sale of real estate held or developed by the ventures.

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

The Company’s total investment in investment funds, real estate partnerships, and other partnerships, of which substantially all are limited liability companies ("LLCs") or limited partnerships, consists of the following (in thousands):

	December 31,
	2021	2020
Investment funds	$947,856	$458,776
Real estate partnerships	439,341	443,279
Other	13,907	18,359
Total investments in partnerships	$1,401,104	$920,414

	Years ended December 31,
	2021	2020	2019
Income from operations	$103,826	$14,958	$7,407
Net gain on sales	84,851	27,509	96,094
Net investment income from partnerships	$188,677	$42,467	$103,501

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

		December 31,
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Financial Position	2021			2020
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value
Equity-indexed options	Other invested assets	473	$3,523,000	$259,383	455	$2,867,600	$242,201
Equity-indexed embedded derivative	Policyholders’ account balances	125,523	3,419,992	832,579	112,103	2,748,540	705,013

		Gains (Losses) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Operations	Years ended December 31,
		2021	2020	2019
Equity-indexed options	Net investment income	$127,681	$51,931	$144,980
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	(107,162)	(22,977)	(162,011)
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
Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		December 31, 2021
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Bank of America	A2/A-	$6,289	$5,950	$—	$5,950	$5,950	$—	$339
Barclays	Baa2/BBB	45,410	28,173	18,100	46,273	45,410	863	—
Credit Suisse	Baa1/BBB+	34,411	35,300	—	35,300	34,411	889	—
ING	Baa1/A-	13,280	3,030	10,300	13,330	13,280	50	—
Morgan Stanley	A1/BBB+	61,817	57,716	5,700	63,416	61,817	1,599	—
NATIXIS*	A1/A	26,490	26,660	—	26,660	26,490	170	—
Truist	A3/A-	39,589	30,010	11,000	41,010	39,530	1,480	59
Wells Fargo	A1/BBB+	32,097	22,320	9,900	32,220	32,065	155	32
Total		$259,383	$209,159	$55,000	$264,159	$258,953	$5,206	$430

		December 31, 2020
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Barclays	Baa2/BBB	$51,489	$31,513	$18,100	$49,613	$49,613	$—	$1,876
Credit Suisse	Baa1/BBB+	9,447	8,680	—	8,680	8,680	—	767
Goldman-Sachs	A3/BBB+	1,227	1,170	—	1,170	1,170	—	57
ING	Baa1/A-	20,606	10,450	10,300	20,750	20,606	144	—
Morgan Stanley	A2/BBB+	37,406	30,616	5,700	36,316	36,316	—	1,090
NATIXIS*	A1/A+	30,567	30,720	—	30,720	30,567	153	—
Truist	A3/A-	52,127	43,960	11,000	54,960	52,127	2,833	—
Wells Fargo	A2/BBB+	39,332	29,370	9,900	39,270	39,270	—	62
Total		$242,201	$186,479	$55,000	$241,479	$238,349	$3,130	$3,852
*Collateral is prohibited from being held in invested assets.

Note 8 – Net Investment Income and Net Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Years ended December 31,
	2021	2020	2019
Bonds	$523,422	$560,811	$602,054
Equity securities	28,102	31,325	33,502
Mortgage loans	260,721	251,414	254,720
Real estate and real estate partnerships	99,483	28,810	106,446
Investment funds	99,007	19,454	5,904
Equity-indexed options	127,681	51,931	144,980
Other invested assets	33,238	32,407	33,301
Total	$1,171,654	$976,152	$1,180,907

Net investment income from equity method investments, comprised of real estate partnerships and investment funds, was $188.7 million, $42.5 million, and $103.5 million for the twelve months ended December 31, 2021, 2020, and 2019 respectively.

Net realized investment gains (losses) are shown below (in thousands):

	Years ended December 31,
	2021	2020	2019
Bonds	$54,941	$23,318	$16,361
Mortgage loans	(768)	—	(2,412)
Real estate and real estate partnerships	10,240	12,401	25,555
Other invested assets	215	(59)	(1,785)
Total	$64,628	$35,660	$37,719

Net realized investment gains (losses) by transaction type are shown below (in thousands):

	Years ended December 31,
	2021	2020	2019
Sales	$16,045	$10,249	$27,161
Calls and maturities	55,526	26,948	17,372
Paydowns	385	(108)	(156)
Impairments	(5,913)	(1,276)	(6,505)
Loss allowance	—	—	21
Other	(1,415)	(153)	(174)
Total	$64,628	$35,660	$37,719

Other-than-temporary impairment losses are shown below (in thousands):

	Years ended December 31,
	2021	2020	2019
Bonds*	$—	$—	$(6,968)
*Effective January 1, 2020, the Company adopted ASU No. 2016-13. Adoption of this guidance resulted in an allowance for credit losses primarily on our commercial mortgage loans and related off-balance sheet unfunded loan commitments, held-to-maturity bonds and reinsurance recoverables. The results for 2019 have not been restated to conform to the current presentation.

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	December 31,
	2021		2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity	$7,088,981	$7,458,789	$7,354,970	$7,983,181
Fixed maturity, bonds available-for-sale	8,380,248	8,380,248	7,597,180	7,597,180
Equity securities	135,433	135,433	2,070,766	2,070,766
Equity-indexed options	259,383	259,383	242,201	242,201
Mortgage loans on real estate, net of allowance	5,199,334	5,271,950	5,242,531	5,451,152
Policy loans	365,208	365,208	373,014	373,014
Short-term investments	1,840,732	1,840,732	1,028,379	1,028,379
Separate account assets ($1,278,380 and $1,153,702 included in fair value hierarchy)	1,320,703	1,320,703	1,185,467	1,185,467
Separately managed accounts	99,884	99,884	64,424	64,424
Total financial assets	$24,689,906	$25,132,330	$25,158,932	$25,995,764
Financial liabilities
Investment contracts	$10,947,958	$10,947,958	$10,101,764	$10,101,764
Embedded derivative liability for equity-indexed contracts	832,579	832,579	705,013	705,013
Notes payable	149,248	149,248	153,703	153,703
Federal Home Loan Bank advance	—	—	250,000	250,227
Separate account liabilities ($1,278,380 and $1,153,702 included in fair value hierarchy)	1,320,703	1,320,703	1,185,467	1,185,467
Total financial liabilities	$13,250,488	$13,250,488	$12,395,947	$12,396,174

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

No gains or losses were recognized on assets transferred to separate accounts for the years ended December 31, 2021, 2020, and 2019.

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
•Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At December 31, 2021 and 2020, the one-year implied volatility used to estimate embedded derivative value was 19.6% and 17.6%, respectively.

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	December 31,			December 31,
	2021	2020	Unobservable Input	2021	2020
Security type
Embedded derivative
Indexed Annuities	$799.3	$670.8	Lapse Rate	1-50%	1-50%
			Mortality Multiplier	100%	100%
			Equity Volatility	12-64%	16-69%
Indexed Life	33.3	34.2	Equity Volatility	12-64%	16-69%

Note 9 – Fair Value of Financial Instruments — (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Assets and Liabilities Carried at Fair Value by Hierarchy Level at December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$26,753	$26,753	$—	$—
U.S. states and political subdivisions	1,077,129	—	1,077,129	—
Foreign governments	5,841	—	5,841	—
Corporate debt securities	7,036,148	—	6,789,991	246,157
Residential mortgage-backed securities	31,967	—	31,967	—
Collateralized debt securities	202,410	—	202,410	—
Total bonds available-for-sale	8,380,248	26,753	8,107,338	246,157
Equity securities
Common stock	94,895	93,315	—	1,580
Preferred stock	40,538	7,570	—	32,968
Total equity securities	135,433	100,885	—	34,548
Options	259,383	—	—	259,383
Short-term investments	1,840,732	—	1,840,732	—
Separate account assets	1,278,380	381,414	896,966	—
Separately managed accounts	99,884	—	—	99,884
Total financial assets	$11,994,060	$509,052	$10,845,036	$639,972
Financial liabilities
Embedded derivative for equity-indexed contracts	$832,579	$—	$—	$832,579
Notes payable	149,248	—	—	149,248
Separate account liabilities	1,278,380	381,414	896,966	—
Total financial liabilities	$2,260,207	$381,414	$896,966	$981,827

	Assets and Liabilities Carried at Fair Value by Hierarchy Level at December 31, 2020
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$29,183	$—	$29,183	$—
U.S. states and political subdivisions	1,140,458	—	1,140,458	—
Foreign governments	16,388	—	16,388	—
Corporate debt securities	6,334,479	—	6,224,042	110,437
Residential mortgage-backed securities	21,291	—	21,291	—
Collateralized debt securities	55,381	—	55,381	—
Total bonds available-for-sale	7,597,180	—	7,486,743	110,437
Equity securities
Common stock	2,055,229	2,054,789	—	440
Preferred stock	15,537	14,909	—	628
Total equity securities	2,070,766	2,069,698	—	1,068
Options	242,201	—	—	242,201
Short-term investments	1,028,379	—	1,028,379	—
Separate account assets	1,153,702	309,425	844,277	—
Separately managed accounts	64,424	—	—	64,424
Total financial assets	$12,156,652	$2,379,123	$9,359,399	$418,130
Financial liabilities
Embedded derivative for equity-indexed contracts	$705,013	$—	$—	$705,013
Notes payable	153,703	—	—	153,703
Separate account liabilities	1,153,702	309,425	844,277	—
Total financial liabilities	$2,012,418	$309,425	$844,277	$858,716

Note 9 – Fair Value of Financial Instruments — (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Balance at December 31, 2018	$4,346	$148,006	$16,532	$596,075
Net gain for derivatives included in net investment income	—	144,980	—	—
Net change included in interest credited	—	—	—	162,011
Net fair value change included in other comprehensive income	—	—	60	—
Purchases, sales and settlements or maturities
Purchases	45,307	75,163	33,911	—
Sales	(113)	(13,396)	—	—
Settlements or maturities	—	(98,748)	—	—
Premiums less benefits	—	—	—	(26,534)
Gross transfers out of Level 3	(4,233)	—	—	—
Balance at December 31, 2019	45,307	256,005	50,503	731,552
Net gain for derivatives included in net investment income	—	51,931	—	—
Net change included in interest credited	—	—	—	22,977
Net fair value change included in other comprehensive income	80	—	(312)	—
Purchases, sales and settlements or maturities
Purchases	191,960	80,705	25,343	—
Sales	(70,842)	(8,063)	(11,110)	—
Settlements or maturities	—	(138,377)	—	—
Premiums less benefits	—	—	—	(49,516)
Gross transfers out of Level 3	(55,000)	—	—	—
Balance at December 31, 2020	111,505	242,201	64,424	705,013
Net gain for derivatives included in net investment income	—	127,681	—	—
Net change included in interest credited	—	—	—	107,162
Net fair value change included in other comprehensive income	3,269	—	1,444	—
Purchases, sales and settlements or maturities
Purchases	225,063	97,712	56,712	—
Sales	(58,593)	—	(22,696)	—
Settlements or maturities	—	(208,211)	—	—
Premiums less benefits	—	—	—	20,404
Gross transfers into Level 3	1,479	—	—	—
Gross transfers out of Level 3	(2,018)	—	—	—
Balance at December 31, 2021	$280,705	$259,383	$99,884	$832,579

Within the net gain for derivatives included in net investment income were unrealized gains of $4.4 million, unrealized losses of $11.2 million, and unrealized gains of $113.3 million relating to assets still held at December 31, 2021, 2020, and 2019, respectively.

The associated embedded derivative decrease during 2020 is largely driven by classification changes to declared funds within indexed products and by changes to the embedded derivative discount rate.

There was $26.8 million transferred between Level 1 and Level 2 fair value hierarchies during the periods presented for U.S. treasury and government bonds available-for-sale. It was determined these securities will be disclosed as Level 1 since valuations are based on quoted prices readily available in an active market. American National’s valuation of financial instruments categorized as Level 3 in the fair value hierarchy are based on valuation techniques that use significant inputs that are unobservable or had a decline in market activity that obscured observability. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources. The transfers into Level 3 during 2021 were the result of securities not being priced by the third-party service at the end of the period.

Note 9 – Fair Value of Financial Instruments — (Continued)

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

The following summarizes the fair value (in thousands), valuation techniques and unobservable inputs of the Level 3 fair value measurements:

	Fair Value at December 31, 2021	Valuation Technique	Unobservable Input	Range/Weighted Average
Security type
Investment securities
Common stock	$1,580	Guideline public company method (1)	Recurring Revenue Multiple (2)	8x
		Option pricing method	LTM EBITDA Multiple (3)	7.6x
		CVM	NCY EBITDA Multiple (5)	4.8x
Preferred stock	32,968	Guideline public company method (1)	LTM Revenue Multiple (4)	6.3x
		Priced at cost	LTM EBITDA Multiple (3)	4.2x
			NCY EBITDA Multiple (5)	4.8x
			Term (Years)	1.80
			Volatility	60.00%
Bonds	246,157	Priced at cost	Coupon rate	2.63-8.00%
Separately managed accounts	99,884	Discounted cash flows (yield analysis)	Discount rate	4.80-16.40%
		CVM	NCY EBITDA Multiple (5)	4.8x
		Market transaction	N/A	N/A

	Fair Value at December 31, 2020	Valuation Technique	Unobservable Input	Range/Weighted Average
Security type
Investment securities
Common stock	$440	Option pricing method	Term (years)	2.83
			Volatility	45.00%
		Market transaction	N/A	N/A
Preferred stock	628	Option pricing method	Term (years)	2.83
			Volatility	45.00%
		Market transaction	N/A	N/A
Bonds	110,437	Priced at cost	Coupon rate	2.72-8.00%
Separately managed accounts	64,424	Discounted cash flows (yield analysis)	Discount rate	7.25-14.71%
		Market transaction	N/A	N/A
(1)Guideline public company method uses price multiples from data on comparable public companies. Multiples are then adjusted to account for differences between what is being valued and comparable firms.
(2)Recurring Revenue Multiple for the most relevant period of time, measures the value of the equity or a business relative to the revenues it generates.
(3)Last Twelve Months (“LTM”) EBITDA Multiple valuation metric shows earnings before interest, taxes, depreciation and amortization adjustments for the past 12 month period.
(4)LTM Revenue Multiple valuation metric shows revenue for the past 12 month period.
(5)Next Calendar Year (“NCY”) EBITDA Multiple is the forecasted EBITDA expected to be achieved over the next calendar year.

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

Federal Home Loan Bank Advance—The Federal Home Loan Bank advance was carried at outstanding principal balance. The fair value of the advance was obtained from the Federal Home Loan Bank of Dallas. The Company does not have outstanding loans from FHLB as of December 31, 2021.

Note 9 – Fair Value of Financial Instruments — (Continued)

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below (in thousands):

	December 31, 2021
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	Level 1	$12,284	$11,997
U.S. states and political subdivisions	Level 2	104,039	103,809
Foreign governments	Level 2	14,369	14,347
Corporate debt securities	Level 2	6,799,051	7,166,564
Residential mortgage-backed securities	Level 2	47,975	50,178
Collateralized debt securities	Level 2	111,263	111,894
Total fixed maturity, bonds held-to-maturity		7,088,981	7,458,789
Mortgage loans on real estate, net of allowance	Level 3	5,199,334	5,271,950
Policy loans	Level 3	365,208	365,208
Total financial assets		$12,653,523	$13,095,947
Financial liabilities
Investment contracts	Level 3	$10,947,958	$10,947,958
Notes payable	Level 3	149,248	149,248
Total financial liabilities		$11,097,206	$11,097,206

	December 31, 2020
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	Level 2	$7,732	$7,744
U.S. states and political subdivisions	Level 2	109,445	113,535
Foreign governments	Level 2	3,851	4,225
Corporate debt securities	Level 2	6,981,597	7,595,712
Corporate debt securities	Level 3	3,024	3,024
Residential mortgage-backed securities	Level 2	114,127	117,728
Collateralized debt securities	Level 2	135,194	141,213
Total fixed maturity, bonds held-to-maturity		7,354,970	7,983,181
Mortgage loans on real estate, net of allowance	Level 3	5,242,531	5,451,152
Policy loans	Level 3	373,014	373,014
Total financial assets		$12,970,515	$13,807,347
Financial liabilities
Investment contracts	Level 3	$10,101,764	$10,101,764
Notes payable	Level 3	153,703	153,703
Federal Home Loan Bank advance	Level 2	250,000	250,227
Total financial liabilities		$10,505,467	$10,505,694

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Balance at December 31, 2018	$839,133	$499,588	$33,960	$124,580	$1,497,261
Additions	139,336	70,272	19,940	313,710	543,258
Amortization	(113,300)	(79,746)	(21,322)	(316,141)	(530,509)
Effect of change in unrealized gains on available-for-sale debt securities	(12,269)	(74,734)	—	—	(87,003)
Net change	13,767	(84,208)	(1,382)	(2,431)	(74,254)
Balance at December 31, 2019	852,900	415,380	32,578	122,149	1,423,007
Additions	148,142	55,411	15,926	335,744	555,223
Amortization	(94,386)	(103,709)	(15,619)	(335,831)	(549,545)
Effect of change in unrealized gains on available-for-sale debt securities	(10,448)	(58,026)	—	—	(68,474)
Net change	43,308	(106,324)	307	(87)	(62,796)
Balance at December 31, 2020	896,208	309,056	32,885	122,062	1,360,211
Additions	161,898	99,971	14,369	366,167	642,405
Amortization	(111,764)	(77,133)	(17,906)	(355,970)	(562,773)
Effect of change in unrealized gains on available-for-sale debt securities	9,703	48,578	—	—	58,281
Net change	59,837	71,416	(3,537)	10,197	137,913
Balance at December 31, 2021	$956,045	$380,472	$29,348	$132,259	$1,498,124

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Years ended December 31,
	2021	2020	2019
Unpaid claims balance, beginning	$1,354,213	$1,322,837	$1,305,225
Less: Reinsurance recoverables	243,084	246,447	254,466
Net beginning balance	1,111,129	1,076,390	1,050,759
Incurred related to
Current	1,277,798	1,177,634	1,207,796
Prior years	(93,357)	(61,659)	(57,979)
Total incurred claims	1,184,441	1,115,975	1,149,817
Paid claims related to
Current	735,968	681,960	688,544
Prior years	392,881	399,276	435,642
Total paid claims	1,128,849	1,081,236	1,124,186
Net balance	1,166,721	1,111,129	1,076,390
Plus: Reinsurance recoverables	288,358	243,084	246,447
Unpaid claims balance, ending	$1,455,079	$1,354,213	$1,322,837

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $93.4 million, $61.7 million, $58.0 million in 2021, 2020, and 2019, respectively. The favorable development in 2021 was a reflection of lower-than-anticipated settlement costs of losses arising from commercial automobile, agribusiness, private passenger automobile, guaranteed asset protection waiver, and collateral protection insurance lines of business. The favorable development in 2020 was a reflection of lower rates of claim severity emergence than previously expected in the worker's compensation line of business, and lower liability claim settlement costs emerging from agribusiness and private passenger automobile lines of business.

For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at December 31, 2021 and December 31, 2020 was $18.9 million and $20.5 million respectively.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated statement of financial position is as follows (in thousands):

December 31, 2021
Net outstanding liabilities
Auto Liability	$458,517
Non-Auto Liability	303,662
Commercial Multi-Peril	150,783
Homeowners	84,625
Short Tail Property	38,998
Credit Property and Casualty	16,004
Credit Life	1,435
Health	23,329
Credit Health	4,557
Other	897
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	1,082,807
Reinsurance recoverable on unpaid claims
Auto Liability	11,554
Non-Auto Liability	40,650
Commercial Multi-Peril	8,419
Homeowners	13,746
Short Tail Property	12,818
Credit Property and Casualty	11,782
Credit Life	673
Health	193,065
Credit Health	1,657
Other	7,020
Total reinsurance recoverable on unpaid claims	301,384
Insurance lines other than short-duration	244,418
Unallocated claim adjustment expenses	63,686
308,104
Total gross liability for unpaid claims and claim adjustment expense	$1,692,295

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

The following contains information about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as cumulative claim frequency and the total of IBNR liabilities plus expected development on reported claims included within the net incurred claims amounts. The information about incurred and paid claims development for the years ended December 31, 2012 to 2020 is presented as supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Auto Liability—Consists of personal and commercial auto. Claims and claim adjustment expenses are shown below (in thousands):

		Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance									As of December 31, 2021
		Years ended December 31,									IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$251,593	$242,255	$231,312	$228,013	$229,426	$228,559	$228,864	$228,486	$228,236	$228,181	$58	44,691
2013		242,364	236,432	233,068	231,301	228,285	226,608	227,234	227,102	226,943	134	38,817
2014			232,146	223,386	217,819	215,419	214,870	214,557	214,326	214,253	203	36,011
2015				237,578	240,697	239,421	245,775	244,798	244,621	243,304	374	36,097
2016					259,177	256,080	261,400	259,128	257,633	256,294	1,434	37,114
2017						269,803	280,012	275,850	273,551	270,464	4,607	38,591
2018							314,467	299,512	288,806	282,805	12,541	37,826
2019								330,988	313,636	305,312	26,749	36,267
2020									277,597	254,808	46,637	26,166
2021										299,746	89,756	26,556
									Total	$2,582,110

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$82,531	$150,323	$183,448	$204,980	$214,467	$219,170	$222,117	$222,865	$224,585	$224,799
2013		79,358	143,709	181,535	204,480	215,280	219,303	223,739	224,675	226,211
2014			72,838	134,376	166,947	187,375	204,057	209,401	210,994	212,522
2015				78,861	149,366	186,281	211,908	231,530	237,792	239,986
2016					86,492	153,911	198,326	225,869	237,592	247,640
2017						88,357	175,175	218,435	241,823	255,530
2018							95,777	185,317	227,312	248,183
2019								98,545	193,389	231,892
2020									78,699	151,722
2021										85,916
									Total	$2,124,401
				All outstanding liabilities before 2012, net of reinsurance*						808
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$458,517
*Unaudited supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Non-Auto Liability—Consists of workers’ compensation and other liability occurrence. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2021
	Years ended December 31,										IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$83,146	$80,470	$78,644	$75,226	$68,017	$63,630	$64,118	$63,336	$63,552	$63,304	$1,623	4,877
2013		74,183	75,815	70,772	67,841	65,096	64,564	63,284	62,926	62,159	1,738	4,556
2014			83,084	75,550	72,624	67,339	67,865	67,267	67,268	66,250	3,168	6,111
2015				83,897	78,968	76,724	67,548	64,189	63,326	63,523	3,593	5,563
2016					86,935	83,179	73,764	73,195	68,178	67,347	4,153	4,501
2017						102,616	88,902	81,240	77,322	76,540	6,397	8,176
2018							88,986	85,910	79,493	75,207	16,115	13,684
2019								96,064	95,340	92,544	26,473	11,875
2020									90,197	83,339	37,431	10,028
2021										102,869	65,428	8,512
									Total	$753,082

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$13,862	$27,574	$38,826	$49,585	$55,194	$57,863	$59,528	$60,900	$61,450	$61,858
2013		12,794	22,743	32,474	42,504	47,987	51,672	54,323	55,426	56,916
2014			11,201	26,587	36,220	45,206	51,853	55,307	57,497	58,559
2015				11,979	23,488	37,059	46,285	51,303	53,478	55,434
2016					12,733	24,633	35,502	45,820	50,596	55,205
2017						14,865	37,139	48,654	53,996	59,582
2018							13,156	26,115	37,574	45,316
2019								12,204	30,199	40,729
2020									9,596	23,838
2021										12,389
									Total	$469,826
		All outstanding liabilities before 2012, net of reinsurance*								20,406
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$303,662
*Unaudited supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Commercial Multi-Peril—Consists of business owners insurance and mortgage fire business. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance										As of December 31, 2021
	Years ended December 31,										IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$35,169	$28,548	$26,805	$23,258	$23,385	$23,090	$22,481	$22,045	$22,033	$22,381	$151	2,717
2013		33,979	27,592	27,867	26,970	25,948	26,028	24,790	24,681	24,733	231	2,228
2014			36,852	31,220	34,911	33,962	36,132	34,279	34,004	33,836	292	2,311
2015				33,997	31,488	29,023	32,282	31,285	33,059	34,282	821	2,240
2016					38,115	33,475	33,080	31,615	33,628	32,705	875	4,798
2017						42,411	37,079	40,611	43,367	47,660	3,631	6,815
2018							50,784	50,182	51,519	51,035	4,595	5,678
2019								56,062	59,789	58,262	11,129	3,587
2020									68,226	63,281	16,924	4,012
2021										95,708	39,566	4,999
									Total	$463,883

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$11,525	$14,454	$16,263	$18,670	$20,716	$21,026	$21,352	$21,415	$21,453	$21,499
2013		9,374	12,723	15,426	18,406	20,816	21,718	23,210	23,348	23,513
2014			12,001	16,484	20,199	24,602	27,339	31,448	32,702	32,934
2015				9,820	12,956	16,402	21,680	25,188	27,201	28,566
2016					11,327	17,193	19,085	22,339	25,686	26,690
2017						12,458	20,828	23,294	26,202	28,420
2018							18,027	30,078	32,490	35,781
2019								22,098	32,295	37,408
2020									25,492	38,415
2021										41,452
									Total	$314,678
			All outstanding liabilities before 2012, net of reinsurance*							1,578
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$150,783
*Unaudited supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Homeowners—Consists of homeowners and renters business. Claims and claim adjustment expenses are shown below (in thousands):

		Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance									As of December 31, 2021
		Years ended December 31,									IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$181,284	$177,664	$175,523	$175,509	$175,178	$175,032	$174,611	$174,276	$174,239	$174,238	$—	30,999
2013		152,208	149,080	149,272	148,231	147,927	147,444	147,359	147,234	147,246	—	20,041
2014			132,651	131,634	130,287	131,546	130,895	130,747	130,799	130,713	—	18,183
2015				125,430	124,199	123,619	123,824	123,731	123,357	123,312	2	17,758
2016					147,264	145,373	144,376	145,019	144,828	144,766	17	21,559
2017						164,284	172,274	172,491	169,524	169,430	45	23,589
2018							174,495	179,561	176,317	176,681	61	22,576
2019								177,854	176,005	173,763	1,181	20,260
2020									227,298	228,441	2,876	24,788
2021										240,732	31,342	19,762
									Total	$1,709,322

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
2012	$143,797	$169,415	$171,842	$173,170	$173,676	$174,139	$174,247	$174,256	$174,239	$174,238
2013		115,605	140,309	145,152	146,650	146,920	147,145	147,233	147,232	147,245
2014			96,300	122,601	126,245	129,467	130,059	130,305	130,542	130,577
2015				86,617	114,696	119,331	122,585	122,955	123,065	123,161
2016					105,415	136,796	140,972	144,000	144,596	144,635
2017						116,075	159,107	166,009	167,638	168,241
2018							121,631	165,203	170,850	174,077
2019								122,530	163,400	170,229
2020									166,352	217,224
2021										175,265
									Total	$1,624,892
				All outstanding liabilities before 2012, net of reinsurance*						195
			Liabilities for claims and claim adjustment expenses, net of reinsurance							$84,625
*Unaudited supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Short Tail Property—Consists of auto physical damage, fire, rental owners, standard fire policy, country estates, inland marine and watercraft. This line of business has substantially all claims settled and paid in less than two years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2021
	Years ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2020*	2021
2020	$237,332	$229,857	$282	53,008
2021		269,065	(3,599)	53,068
	Total	$498,922

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2020*	2021
2020	$203,827	$227,495
2021		235,425
	Total	$462,920
All outstanding liabilities before 2020, net of reinsurance*		2,996
Liabilities for claims and claim adjustment expenses, net of reinsurance		$38,998
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

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2021
	Years ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2020*	2021
2020	$65,260	$65,269	$—	22,385
2021		51,002	12,188	14,443
	Total	$116,271

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2020*	2021
2020	$46,417	$65,269
2021		34,998
	Total	$100,267
All outstanding liabilities before 2020, net of reinsurance*		—
Liabilities for claims and claim adjustment expenses, net of reinsurance		$16,004
*Unaudited supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Credit Life—For credit life products, IBNR is calculated as a percentage of life insurance in-force. This line of business has substantially all claims settled and paid in less than two years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance		As of December 31, 2021
	Years ended December 31,		IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2020*	2021
2020	$7,265	$8,397	$35	48
2021		10,291	1,300	50
	Total	$18,688

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2020*	2021
2020	$6,201	$8,359
2021		8,894
	Total	$17,253
All outstanding liabilities before 2020, net of reinsurance*		—
Liabilities for claims and claim adjustment expenses, net of reinsurance		$1,435
*Unaudited supplementary information.

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

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

Health—Consists of stop-loss and other supplemental health products. This line of business has substantially all claims settled and paid in less than five years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					As of December 31, 2021
	Years ended December 31,					IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2017*	2018*	2019*	2020*	2021
2017	$41,544	$39,930	$35,466	$35,447	$35,451	$—	29,216
2018		64,686	63,729	57,676	57,682	—	30,004
2019			48,175	52,508	47,294	1	30,614
2020				38,461	37,871	3,816	24,946
2021					43,153	14,174	20,877
				Total	$221,451

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2017*	2018*	2019*	2020*	2021
2017	$25,358	$35,392	$35,420	$35,420	$35,420
2018		34,894	57,759	57,616	57,617
2019			33,353	47,270	47,245
2020				23,398	34,118
2021					27,889
				Total	$202,289
All outstanding liabilities before 2017, net of reinsurance*					4,167
Liabilities for claims and claim adjustment expenses, net of reinsurance					$23,329
*Unaudited supplementary information.

Credit Health Reserving Methodology—The following methods are utilized:

Tabular Claims Reserves—These reserves rely on published valuation continuance tables. The insured's age at disablement, the duration of the claim and the remaining term of the policy are used to provide a factor which is applied to the remaining exposure to calculate the present value of future benefits for insureds on claim.

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

Credit Health—The claim liability consists of credit disability. This line of business has substantially all claims settled and paid in less than five years. Claims and claim adjustment expenses are shown below (in thousands):

	Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					As of December 31, 2021
	Years ended December 31,					IBNR Plus Expected Development	Cumulative Number of Reported Claims
Accident Year	2017*	2018*	2019*	2020*	2021
2017	$4,555	$4,852	$4,773	$4,820	$4,873	$46	3,803
2018		4,631	4,163	4,155	4,303	76	3,572
2019			3,902	3,705	3,631	97	2,999
2020				3,736	3,741	222	2,605
2021					3,415	457	1,533
				Total	$19,963
*Unaudited supplementary information.

Note 12 – Liability for Unpaid Claims and Claim Adjustment Expenses — (Continued)

	Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
	Years ended December 31,
Accident Year	2017*	2018*	2019*	2020*	2021
2017	$1,389	$3,328	$4,058	$4,438	$4,639
2018		1,473	2,930	3,598	3,918
2019			1,208	2,618	3,138
2020				1,179	2,613
2021					1,098
				Total	$15,406
All outstanding liabilities before 2017, net of reinsurance*					—
Liabilities for claims and claim adjustment expenses, net of reinsurance					$4,557
*Unaudited supplementary information.

The following table is supplementary information. A 10-year average annual percentage payout of incurred claims is shown below:

	Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8	Year 9	Year 10
Auto Liability	33.0%	29.5%	15.3%	9.5%	5.7%	2.6%	1.2%	0.5%	0.7%	2.0%
Non-Auto Liability	17.1%	19.9%	15.9%	13.4%	8.3%	5.1%	3.3%	1.9%	1.6%	13.5%
Commercial Multi-Peril	37.1%	16.2%	8.1%	10.5%	8.7%	5.2%	3.8%	0.5%	0.5%	9.4%
Homeowners	73.1%	21.3%	3.3%	1.7%	0.3%	0.1%	0.1%	—%	—%	0.1%
Short Tail Property	88.1%	11.9%	—%	—%	—%	—%	—%	—%	—%	—%
Credit Property and Casualty	69.9%	30.1%	—%	—%	—%	—%	—%	—%	—%	—%
Credit Life	80.1%	19.9%	—%	—%	—%	—%	—%	—%	—%	—%

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

For the Property and Casualty segment, American National retains the first $2.0 million of loss per risk. Reinsurance covers up to $6.0 million of property and liability losses per risk. Additional excess property per risk coverage is purchased to cover risks up to $20.0 million, and excess casualty clash coverage is purchased to cover losses up to $60.0 million. Excess casualty clash covers losses incurred as a result of one casualty event involving multiple policies, excess policy limits and extra contractual obligations. Facultative reinsurance is purchased for individual risks attaching at $20.0 million as needed. Corporate catastrophe coverage is in place for losses up to $470.0 million ($500.0 million if the top layer of the Property Catastrophe Top and Drop contract is included). American National retains the first $35.0 million of each catastrophe. Catastrophe aggregate reinsurance coverage is also purchased and is provided by two contracts.

The first contract is the Property Catastrophe Top and Drop cover that consists of $30.0 million of annual limit available either wholly or in part across two layers of coverage. The first layer is 100% of $30.0 million excess of $470.0 million on an occurrence basis. The second layer provides aggregate protection where subject loss is $15.0 million excess of $20.0 million of each catastrophe, and recoveries follow satisfaction of a $15.0 million annual aggregate deductible. The second layer acts to reduce the retention on large second and third catastrophe events to $20.0 million following a first large catastrophe. This cover was placed at 100% for 2021 and does not include a reinstatement. The second aggregate contract provides for $30.0 million of coverage after $160.0 million of annual aggregated catastrophe losses has been reached. Qualifying losses include amounts of retained losses net of other reinsurance below $35.0 million on Property Claims Services (“PCS”) declared catastrophe events and internally declared catastrophe events exceeding $5.0 million. This cover was placed at 55% for 2021 and does not include a reinstatement.

American National remains primarily liable with respect to any reinsurance ceded and would bear the entire loss if the reinsurer does not meet their obligations under any reinsurance treaties. American National had the following recoverables from reinsurance, net of allowance for credit losses (in thousands):

	December 31,
	2021	2020
Reinsurance recoverables	$459,621	$414,359

None of the amount outstanding at December 31, 2021 is the subject of litigation or is in dispute with the reinsurers involved. Management believes the unfavorable resolution of any dispute that may arise would not have a material impact on American National’s consolidated financial statements.

Note 13 – Reinsurance — (Continued)

The amounts in the consolidated financial statements include the impact of reinsurance. Premiums written and earned are shown below (in thousands):

	Years ended December 31,
	2021	2020	2019
WRITTEN
Direct	$2,650,696	$2,533,278	$2,500,176
Reinsurance assumed	644,858	591,457	578,656
Reinsurance ceded	(944,194)	(883,187)	(865,369)
Net	$2,351,360	$2,241,548	$2,213,463

EARNED
Direct	$2,716,632	$2,629,403	$2,464,870
Reinsurance assumed	317,081	291,945	236,504
Reinsurance ceded	(732,660)	(703,274)	(518,580)
Net	$2,301,053	$2,218,074	$2,182,794

Life insurance in-force and related reinsurance amounts are shown below (in thousands):

	December 31,
	2021	2020	2019
Direct life insurance in-force	$136,710,529	$128,075,765	$117,886,265
Reinsurance risks assumed from other companies	221,023	171,433	218,020
Reinsurance risks ceded to other companies	(22,835,954)	(24,006,683)	(24,913,905)
Net life insurance in-force	$114,095,598	$104,240,515	$93,190,380

Note 14 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Years ended December 31,
	2021		2020		2019
	Amount	Rate	Amount	Rate	Amount	Rate
Total expected income tax expense at the statutory rate	$181,229	21.0%	$121,939	21.0%	$167,554	21.0%
Tax-exempt investment income	(3,929)	(0.5)	(4,262)	(0.7)	(3,969)	(0.5)
Deferred tax change	(8,375)	(1.0)	2,816	0.5	(519)	(0.1)
Dividend exclusion	(3,459)	(0.4)	(3,097)	(0.5)	(3,628)	(0.5)
Tax credits, net	(4,988)	(0.6)	(7,484)	(1.3)	(7,090)	(0.9)
Low income housing tax credit expense	4,744	0.5	4,923	0.8	6,394	0.8
Change in valuation allowance	(138)	—	(625)	(0.1)	383	—
Other items, net	1,501	0.3	2,397	0.4	6,292	0.7
Total	$166,585	19.3%	$116,607	20.1%	$165,417	20.5%

As of December 31, 2021, American National had no material net operating loss or tax credit carryforwards.

American National’s federal income tax returns for tax years 2018 to 2020 are subject to examination by the Internal Revenue Service. In the opinion of management, all prior year taxes have been paid or adequate provisions have been made for any tax deficiencies that may be assessed.

As of December 31, 2021, American National had no provision for uncertain tax positions and no provision for penalties or interest. In addition, management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would impact American National’s effective tax rate.

Note 14 – Federal Income Taxes — (Continued)

The tax effects of temporary differences that gave rise to the deferred tax assets and liabilities are shown below (in thousands):

	December 31,
	2021	2020
DEFERRED TAX ASSETS
Mortgage loans on real estate	$27,784	$34,341
Future policy benefits, policyholders' account balances and claims	43,538	57,572
Unearned premium reserve	25,142	23,225
Participating policyholders’ liability	67,367	41,593
Deferred compensation	11,427	9,057
Tax carryforwards	1,748	1,643
Gross deferred tax assets before valuation allowance	177,006	167,431
Valuation allowance	(2,552)	(2,458)
Gross deferred tax assets after valuation allowance	174,454	164,973

DEFERRED TAX LIABILITIES
Bonds	69,089	122,326
Equity securities	8,386	262,017
Real estate, real estate partnerships and investment funds	16,319	12,499
Other invested assets	30,452	29,664
Deferred acquisition costs	218,252	199,152
Property and equipment	6,272	7,689
Pension and liability for retirement benefits	20,640	1,549
Other liabilities	5,554	8,424
Gross deferred tax liabilities	374,964	643,320
Total net deferred tax liability	$200,510	$478,347

In 2021, our deferred tax liabilities decreased from $478.3 million at December 31, 2020 to $200.5 million at December 31, 2021. The decrease was primarily due to the sale of equity securities. Upon sale, deferred tax liabilities on unrealized gains became realized for tax purposes resulting in a decrease in deferred tax liabilities and an increase in current tax liability.

GAAP requires us to evaluate the recoverability of our deferred tax assets and establish a valuation allowance, if necessary, to reduce our deferred tax assets to an amount that is more-likely-than-not to be realized. Considerable judgment is required in determining whether a valuation allowance is necessary, and if so, the amount of such valuation allowance. There were no material changes to our valuation allowance recorded during the years ended December 31, 2021 and 2020. Although realization is not assured, management believes it is more-likely-than-not that our remaining deferred tax assets will be realized and that as of December 31, 2021, no additional valuation allowance is required.

Note 15 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$(42,469)	$(54,236)	$(3,033)	$(99,738)
Amounts reclassified from AOCI (net of tax benefit $213 and expense $1,491)	(800)	5,607	—	4,807
Unrealized holding gains arising during the period (net of tax expense $70,808)	266,373	—	—	266,373
Unrealized adjustment to DAC (net of tax benefit $18,270)	(68,733)	—	—	(68,733)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $3,372)	(12,684)	—	—	(12,684)
Actuarial gain arising during the period (net of tax expense of $2,629)	—	9,888	—	9,888
Foreign currency adjustment (net of tax expense $104)	—	—	390	390
Cumulative effect of changes in accounting	16,164	(16,491)	(458)	(785)
Balance at December 31, 2019	157,851	(55,232)	(3,101)	99,518
Amounts reclassified from AOCI (net of tax benefit $2,092 and expense $1,018)	(7,870)	3,831	—	(4,039)
Unrealized holding gains arising during the period (net of tax expense $52,808)	198,657	—	—	198,657
Unrealized adjustment to DAC (net of tax benefit $14,380)	(54,094)	—	—	(54,094)
Unrealized gains on investments attributable to participating policyholders’ interest (net of tax benefit $632)	(2,378)	—	—	(2,378)
Actuarial loss arising during the period (net of tax benefit $4,181)	—	(15,729)	—	(15,729)
Foreign currency adjustment (net of tax expense $62)	—	—	235	235
Balance at December 31, 2020	292,166	(67,130)	(2,866)	222,170
Amounts reclassified from AOCI (net of tax benefit $8,608 and expense $2,016)	(32,382)	7,584	—	(24,798)
Unrealized holding losses arising during the period (net of tax benefit $43,343)	(163,051)	—	—	(163,051)
Unrealized adjustment to DAC (net of tax expense $12,239)	46,042	—	—	46,042
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $1,738)	6,537	—	—	6,537
Actuarial gain arising during the period (net of tax expense $15,974)	—	60,092	—	60,092
Foreign currency adjustment (net of tax expense $65)	—	—	62	62
Balance at December 31, 2021	$149,312	$546	$(2,804)	$147,054

Note 16 – Stockholders’ Equity and Noncontrolling Interests

ANAT has one class of common stock with a par value of $0.01 per share and 50,000,000 authorized shares. Each issued and outstanding share of the Company's common stock will be converted into the right to receive $190.00 in cash without interest pursuant to the Merger Agreement with Brookfield Reinsurance. Refer to Note 1, Nature of Operations, for more information. The number of shares outstanding at the dates indicated are shown below:

	Years ended December 31,
	2021	2020	2019
Common stock
Shares issued	26,887,200	26,887,200	30,832,449
Treasury shares	—	—	(3,945,249)
Outstanding shares	26,887,200	26,887,200	26,887,200
Restricted shares	(10,000)	(10,000)	(10,000)
Unrestricted outstanding shares	26,877,200	26,877,200	26,877,200

Stock-based Compensation

American National has made grants of Stock Appreciation Rights (“SAR”), Restricted Stock (“RS”) Awards, and Restricted Stock Units (“RSU”), pursuant to a stock-based compensation plan. The term for granting additional awards under such plan expired in 2019. Pursuant to the plan, grants were made to certain officers meeting established performance objectives, and grants were made to directors as compensation and to align their interests with those of other shareholders. In addition, American National has made grants to directors and advisory directors of RSUs that are cash-settled only, with no provision for conversion to stock. During 2021, 10,197 of such cash-settled RSUs were granted and remain outstanding at December 31, 2021 as shown in the table below.

SAR, RS and RSU information for the periods indicated are shown below:

	SAR		RS Shares		RSUs
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	335	$84.41	10,000	$80.05	18,316	$111.12
Granted	—	—	—	—	8,250	113.19
Exercised	—	—	—	—	(18,316)	111.12
Forfeited	—	—	—	—	—	—
Expired	(269)	77.90	—	—	—	—
Outstanding at December 31, 2019	66	110.83	10,000	80.05	8,250	113.19
Granted	—	—	—	—	8,250	75.35
Exercised	—	—	—	—	(8,250)	113.19
Forfeited	—	—	—	—	—	—
Expired	(66)	110.83	—	—	—	—
Outstanding at December 31, 2020	—	—	10,000	80.05	8,250	75.35
Granted	—	—	—	—	10,197	113.35
Exercised	—	—	—	—	(8,250)	75.35
Forfeited	—	—	—	—	—	—
Expired	—	—	—	—	—	—
Outstanding at December 31, 2021	—	$—	10,000	$80.05	10,197	$113.35

Note 16 – Stockholders' Equity and Noncontrolling Interests — (Continued)

	SAR	RS Shares	RSUs
Weighted-average contractual remaining life (in years)	0.0	1.16	0.33
Exercisable shares	—	N/A	N/A
Weighted-average exercise price	$—	$80.05	$113.35
Weighted-average exercise price exercisable shares	—	N/A	N/A
Compensation expense (credit)
Year ended December 31, 2021	$—	$80,000	$1,989,000
Year ended December 31, 2020	(1,000)	80,000	449,000
Year ended December 31, 2019	15,000	80,000	1,168,000
Fair value of liability award
December 31, 2021	$—	N/A	$1,926,000
December 31, 2020	—	N/A	793,000

The SARs gave the holder the right to cash compensation based on the difference between the stock price on the grant date and the stock price on the exercise date. The SARs vest at a rate of 20% per year for five years and expired five years after vesting. All remaining SARs expired on May 1, 2020.

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

RSU awards to our directors and advisory directors are settled in cash based upon the market price of our common stock after one-year or earlier upon death, disability or retirement from service after age 65 or change in control. During the twelve months ended December 31, 2021, 8,250 RSUs were granted and vested on May 1, 2021 and were settled in cash. A new grant of 10,197 RSUs was awarded to directors and advisory directors on May 1, 2021 with one-year cliff vesting which will be settled in cash.

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

Earnings per Share

Basic earnings per share were calculated using a weighted average number of shares outstanding. Diluted earnings per share include RS awards and RSU award shares issued in 2019. RSUs issued in 2021 and 2020 may only be settled in cash.

	Years ended December 31,
	2021	2020	2019
Weighted average shares outstanding	26,877,200	26,878,679	26,882,691
Incremental shares from RS awards and RSUs	7,479	8,446	8,552
Total shares for diluted calculations	26,884,679	26,887,125	26,891,243
Net income attributable to American National (in thousands)	$699,325	$467,505	$620,363
Basic earnings per share	$26.02	$17.39	$23.08
Diluted earnings per share	$26.01	$17.38	$23.07

Note 16 – Stockholders' Equity and Noncontrolling Interests — (Continued)

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure insurance regulators use to evaluate the capital adequacy of American National's insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 100% of the company action level RBC are required to take certain actions. At December 31, 2021 and 2020, ANICO’s statutory capital and surplus was $4.0 billion and $3.6 billion, respectively, which resulted in an RBC level above 200% of the company action level. All of our other insurance subsidiaries had statutory capital and surplus at December 31, 2021 and 2020 above 200% of the company action level except ANPAC Louisiana Insurance Company ("ANPLA"), which had an RBC level of 194% at December 31, 2020, which increased to 242% at December 31, 2021.

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

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance, to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both ANICO and American National Lloyds Insurance Company by $68.1 million and $75.3 million at December 31, 2021 and 2020, respectively. The statutory capital and surplus of both ANICO and American National Lloyds Insurance Company would have remained above the authorized control level RBC had it not used the permitted practice.

The statutory capital and surplus and net income (loss) of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	December 31,
	2021	2020
Statutory capital and surplus
Life insurance entities	$2,425,759	$2,188,808
Property and casualty insurance entities	1,570,501	1,463,179

	Years ended December 31,
	2021	2020	2019
Statutory net income (loss)
Life insurance entities	$956,053	$(25,178)	$47,133
Property and casualty insurance entities	383,962	127,207	96,269

Statutory net income for our life insurance entities increased as a result of a $1.0 billion dividend payment to ANICO from ANH Investments, LLC, as a result of proceeds received from the sale of the majority of the equity securities portfolio. Statutory net income for our property and casualty entities increased driven by an increase in net realized gains as a result of the sale of the majority of the companies’ equity securities portfolios.

Note 16 – Stockholders' Equity and Noncontrolling Interests — (Continued)

Dividends

Dividends are paid on a quarterly basis. We paid a quarterly dividend of $0.82 per share for each quarter for the years ended December 31, 2021 and 2020, and we expect to continue to pay regular quarterly cash dividends, not to exceed $0.82 per share, prior to the completion of the merger with Brookfield Reinsurance, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions. Refer to Note 1, Nature of Operations, for more information regarding the Merger Agreement with Brookfield Reinsurance.

The amount of dividends paid by our insurance company subsidiaries is restricted by insurance law. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the relevant state of domicile. For example, restrictions applicable to Texas-domiciled life insurance companies like ANICO limit the payment of dividends to the greater of the prior year’s statutory net gain from operations before realized capital gains, or 10% of prior year statutory surplus, in each case determined in accordance with statutory accounting principles. ANICO is permitted, without prior approval of the Texas Department of Insurance, to pay total dividends of $792.4 million during 2022, subject to the terms and conditions of the Merger Agreement with Brookfield Reinsurance.

Noncontrolling Interests

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. ANICO has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest of $6.8 million at December 31, 2021 and 2020, respectively.

American National Group, Inc. and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as a noncontrolling interest of $0.9 million and a noncontrolling deficit of $0.9 million at December 31, 2021 and 2020, respectively.

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

The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies and Practices, of the Notes to the Consolidated Financial Statements. All revenues and expenses specifically attributable to policy transactions are recorded directly to the appropriate operating segment. Revenues and expenses not specifically attributable to policy transactions are allocated to each segment as follows:
•Recurring income from bonds and mortgage loans is allocated based on the assets allocated to each segment at the average yield available from these assets.
•Net investment income from all other assets is allocated to the insurance segments in accordance with the amount of capital allocated to each segment, with the remainder recorded in the Corporate and Other segment.
•Expenses are charged to segments through direct identification and allocations based upon various factors.

The following summarizes total assets by operating segments (in thousands):

	Years ended December 31,
	2021	2020
Total assets
Life	$7,491,012	$7,111,991
Annuity	14,803,297	13,642,357
Health	532,809	515,841
Property and Casualty	2,888,696	2,716,896
Corporate and Other	5,604,507	5,480,730
Total	$31,320,321	$29,467,815

Note 17 – Segment Information — (Continued)

The results of operations measured as the income before federal income taxes and other items by operating segments are summarized below (in thousands):

	Year ended December 31, 2021
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$412,769	$74,925	$143,484	$1,669,875	$—	$2,301,053
Other policy revenues	336,136	23,571	—	—	—	359,707
Net investment income	277,962	629,417	8,153	62,140	193,982	1,171,654
Net realized investment gains	—	—	—	—	64,628	64,628
Decrease in investment credit loss	—	—	—	—	28,778	28,778
Net gains on equity securities	—	—	—	—	420,283	420,283
Other income	1,577	3,282	21,743	15,807	3,279	45,688
Total premiums and other revenues	1,028,444	731,195	173,380	1,747,822	710,950	4,391,791
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	605,724	149,931	—	—	—	755,655
Claims incurred	—	—	98,029	1,094,126	—	1,192,155
Interest credited to policyholders' account balances	84,005	364,649	—	—	—	448,654
Commissions for acquiring and servicing policies	186,470	98,842	24,231	330,554	—	640,097
Other operating expenses	195,127	53,379	42,284	213,486	67,593	571,869
Change in deferred policy acquisition costs	(50,134)	(22,838)	3,537	(10,197)	—	(79,632)
Total benefits, losses and expenses	1,021,192	643,963	168,081	1,627,969	67,593	3,528,798
Income before federal income tax and other items	$7,252	$87,232	$5,299	$119,853	$643,357	$862,993

	Year ended December 31, 2020
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$396,099	$92,866	$168,805	$1,560,304	$—	$2,218,074
Other policy revenues	295,263	15,483	—	—	—	310,746
Net investment income	261,389	570,003	8,637	63,949	72,174	976,152
Net realized investment gains	—	—	—	—	35,660	35,660
Increase in investment credit loss	—	—	—	—	(102,603)	(102,603)
Net gains on equity securities	—	—	—	—	356,281	356,281
Other income	2,084	2,716	19,598	12,779	3,379	40,556
Total premiums and other revenues	954,835	681,068	197,040	1,637,032	364,891	3,834,866
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	533,925	214,158	—	—	—	748,083
Claims incurred	—	—	116,122	1,005,620	—	1,121,742
Interest credited to policyholders' account balances	75,943	245,099	—	—	—	321,042
Commissions for acquiring and servicing policies	167,548	55,910	30,182	299,960	—	553,600
Other operating expenses	182,395	48,359	39,265	202,503	42,891	515,413
Change in deferred policy acquisition costs	(53,756)	48,298	(307)	87	—	(5,678)
Total benefits, losses and expenses	906,055	611,824	185,262	1,508,170	42,891	3,254,202
Income before federal income tax and other items	$48,780	$69,244	$11,778	$128,862	$322,000	$580,664

Note 17 – Segment Information — (Continued)

	Year ended December 31, 2019
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$359,419	$147,139	$165,035	$1,511,201	$—	$2,182,794
Other policy revenues	288,061	17,195	—	—	—	305,256
Net investment income	263,788	663,895	9,467	64,263	179,494	1,180,907
Net realized investment gains	—	—	—	—	30,751	30,751
Net gains on equity securities	—	—	—	—	422,535	422,535
Other income	1,967	2,727	20,762	11,897	14,048	51,401
Total premiums and other revenues	913,235	830,956	195,264	1,587,361	646,828	4,173,644
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	449,252	218,576	—	—	—	667,828
Claims incurred	—	—	109,013	1,042,153	—	1,151,166
Interest credited to policyholders' account balances	80,950	431,049	—	—	—	511,999
Commissions for acquiring and servicing policies	162,203	71,350	31,624	267,457	—	532,634
Other operating expenses	190,104	50,507	41,475	201,580	41,222	524,888
Change in deferred policy acquisition costs	(26,036)	9,474	1,382	2,431	—	(12,749)
Total benefits, losses and expenses	856,473	780,956	183,494	1,513,621	41,222	3,375,766
Income before federal income tax and other items	$56,762	$50,000	$11,770	$73,740	$605,606	$797,878

Note 18 – Pension and Postretirement Benefits

Savings Plans

American National sponsors a qualified defined contribution (401(k) plan) for all employees, and non-qualified defined contribution plans for certain employees whose otherwise eligible earnings exceed the statutory limits under the qualified plans. The total expense associated with matching contributions to these plans was $10.8 million, $9.9 million, and $9.5 million for 2021, 2020, and 2019, respectively.

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

Note 18 – Pension and Postretirement Benefits — (Continued)

Amounts recognized in the consolidated statements of financial position consist of (in thousands):

	Qualified		Non-qualified
	2021	2020	2021	2020
Reconciliation of benefit obligation
Obligation at beginning of year	$427,745	$387,273	$65,791	$65,733
Service cost	589	543	—	—
Interest cost on projected benefit obligation	10,290	13,079	917	1,789
Actuarial (gain) loss	(11,640)	50,620	2,496	6,775
Benefits paid	(27,604)	(23,770)	(8,510)	(8,506)
Obligation at end of year	399,380	427,745	60,694	65,791
Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	511,989	470,101	—	—
Actual return on plan assets	90,822	65,700	—	—
Employer contributions	—	—	8,510	8,506
Benefits paid	(27,597)	(23,812)	(8,510)	(8,506)
Fair value of plan assets at end of year	575,214	511,989	—	—
Funded status at end of year	$175,834	$84,244	$(60,694)	$(65,791)

The components of net periodic benefit cost for the defined benefit pension plans are shown below (in thousands):

	Years ended December 31,
	2021	2020	2019
Service cost	$589	$543	$523
Interest cost	11,207	14,868	17,421
Expected return on plan assets	(25,921)	(26,109)	(24,248)
Amortization of net actuarial loss	7,628	4,848	7,070
Settlement recognition	1,973	—	—
Net periodic cost (benefit)	$(4,524)	$(5,850)	$766

Amounts related to the defined benefit pension plans recognized as a component of AOCI are shown below (in thousands):

	Years ended December 31,
	2021	2020	2019
Actuarial gain (loss)	$85,666	$(15,061)	$19,615
Deferred tax benefit (expense)	(17,990)	3,163	(4,120)
Cumulative effect of change in accounting	—	—	(16,491)
Other comprehensive income (loss), net of tax	$67,676	$(11,898)	$(996)

Amounts recognized as a component of AOCI that have not been recognized as a component of the combined net periodic benefit cost of the defined benefit pension plans, are shown below (in thousands):

	Years ended December 31,
	2021	2020
Net actuarial gain (loss)	$690	$(84,976)
Deferred tax benefit (expense)	(144)	17,846
Amounts included in AOCI	$546	$(67,130)

Note 18 – Pension and Postretirement Benefits — (Continued)

The weighted average assumptions used are shown below:

	Used for Net Benefit Cost for year ended December 31, 2021	Used for Benefit Obligations as of December 31, 2021
Discount rate	2.52%	2.86%
Long-term rate of return	5.25	—

American National’s funding policy for the qualified pension plans is to make annual contributions to meet the minimum funding standards of the Pension Protection Act of 2006. American National and its affiliates did not contribute to its qualified plans in 2021, 2020 and 2019 due to the substantial contribution over minimum funding standards of $60 million made in 2018. The benefits paid from the non-qualified plans were $8.5 million, $8.5 million and $8.7 million in 2021, 2020 and 2019, respectively. Future payments from the non-qualified pension benefit plans will be funded out of general corporate assets.

The following table shows pension benefit payments expected to be paid (in thousands):

2022	$49,048
2023	33,243
2024	32,891
2025	30,522
2026	29,648
2027-2031	135,164

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

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Asset Category
Corporate debt securities	$144,770	$—	$144,770	$—
Residential mortgage-backed securities	61	—	61	—
Equity securities by sector
Consumer goods	63,296	63,296	—	—
Energy and utilities	27,078	27,078	—	—
Finance	48,401	48,401	—	—
Healthcare	60,972	60,972	—	—
Industrials	29,375	29,375	—	—
Information technology	103,379	103,379	—	—
Other	86,256	86,256	—	—
Commercial paper	3,104	—	3,104	—
Unallocated group annuity contract	498	—	498	—
Other	8,024	8,024	—	—
Total	$575,214	$426,781	$148,433	$—

Note 18 – Pension and Postretirement Benefits — (Continued)

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Asset Category
Corporate debt securities	$157,933	$—	$157,243	$690
Residential mortgage-backed securities	3,521	—	3,521	—
Equity securities by sector
Consumer goods	57,684	57,684	—	—
Energy and utilities	22,007	22,007	—	—
Finance	40,161	40,161	—	—
Healthcare	51,641	51,641	—	—
Industrials	25,827	25,827	—	—
Information technology	78,720	78,720	—	—
Other	70,230	70,230	—	—
Commercial paper	872	—	872	—
Unallocated group annuity contract	1,940	—	1,940	—
Other	1,453	1,453	—	—
Total	$511,989	$347,723	$163,576	$690

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

Equity portfolio managers have discretion to choose the degree of concentration in various issues and industry sectors for the equity securities. Permitted securities are those for which there is an active market providing liquidity for the specific security. Commercial paper investments generally have a credit rating of A2 by Moody’s or P2 by Standard & Poor’s with at least BBB rating on the issuer’s outstanding debt, or selected issuers with no outstanding debt.

Postretirement Life and Health Benefits

Under American National’s various group benefit plans for active employees, life insurance benefits are provided upon retirement for eligible participants who meet certain age and length of service requirements.

The accrued postretirement benefit obligation, included in the liability for retirement benefits, was $12.2 million and $5.3 million at December 31, 2021 and 2020, respectively. These amounts were approximately equal to the unfunded accumulated postretirement benefit obligation.

Note 19 – Commitments and Contingencies

Commitments

American National and its subsidiaries lease insurance sales office space, technological equipment, and automobiles. The remaining long-term lease commitments at December 31, 2021 were approximately $12.7 million.

American National had aggregate commitments at December 31, 2021 to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $1.5 billion of which $786.2 million is expected to be funded in 2022 with the remainder funded in 2023 and beyond.

American National had outstanding letters of credit in the amount of $3.5 million as of December 31, 2021 and 2020.

The Merger Agreement contains certain termination rights for both the Company and Brookfield Reinsurance. If the Merger has not closed by May 6, 2022 (“Outside Date”), either the Company or Brookfield Reinsurance may terminate the Merger Agreement. However, if the closing has not occurred because the required insurance regulatory approvals have not been obtained, and all other conditions to closing have been satisfied (other than those conditions that by their terms are to be satisfied at the closing, each of which is capable of being satisfied at the closing) or waived, the Outside Date will be August 6, 2022. The Merger Agreement requires the Company to pay Brookfield Reinsurance a $178.5 million termination fee under certain circumstances. Those circumstances are relatively limited, since the Company has already received the required stockholder approval for the Merger. Specifically, a termination fee would be payable by the Company if (i) Brookfield Reinsurance terminates the merger agreement due to the occurrence of a terminable breach by the Company, (ii) a competing acquisition proposal from a third party was announced prior to the termination that was not withdrawn and (iii) within 12 months after the termination, the Company enters into a definitive agreement with respect to, or otherwise consummates, the competing acquisition proposal (or does not oppose it, in the case of a tender or exchange offer).

Federal Home Loan Bank (FHLB) Agreements

In May 2018, the Company became a member of the Federal Home Loan Bank of Dallas to augment its liquidity resources. The Company initially purchased $7.0 million of stock to meet the FHLB’s membership requirement. The FHLB member stock is recorded in other invested assets on the Company’s consolidated statements of financial position. Through its membership, the Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of December 31, 2021, certain collateralized mortgage obligations with a fair value of approximately $28.0 million and commercial mortgage loans of approximately $1.5 billion were on deposit with the FHLB as collateral for borrowing. As of December 31, 2021, the collateral provided borrowing capacity of approximately $902.7 million. The deposited securities and commercial mortgage loans are included in the Company’s consolidated statements of financial position within fixed maturity securities and mortgage loans on real estate, net of allowance, respectively.

Guarantees

ANICO has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by ANICO. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, ANICO would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of December 31, 2021, was approximately $121.4 million, while the total cash value of the related life insurance policies was approximately $143.1 million.

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

Such speculation warrants caution, as the frequency of large damage awards, which bear little or no relation to the economic damages incurred by plaintiffs in some jurisdictions, continues to create the potential for an unpredictable judgment in any given lawsuit. These lawsuits are in various stages of development, and future facts and circumstances could result in management changing its conclusions. It is possible that, if the defenses in these lawsuits are not successful, and the judgments are greater than management can anticipate, the resulting liability could have a material impact on our consolidated financial position, liquidity, or results of operations. With respect to the existing litigation, management currently believes that the possibility of a material judgment adverse to American National is remote. Accruals for losses are established whenever they are probable and reasonably estimable. If no one estimate within the range of possible losses is more probable than any other, an accrual is recorded based on the lowest amount of the range.

Note 20 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions			Amount due from American National
		Years ended December 31,			December 31,
Related Party	Financial Statement Line Impacted	2021	2020	2019	2021	2020
Gal-Tex Hotel Corporation	Mortgage loan on real estate	$—	$—	$576	$—	$—
Gal-Tex Hotel Corporation	Net investment income	—	—	9	—	—
Greer, Herz & Adams, LLP	Other operating expenses	13,203	13,451	12,088	(310)	(441)

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2021. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management, including the Chief Executive Officer and Chief Financial Officer, has conducted an assessment, including testing, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — An Integrated Framework (2013). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2021, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report.

Changes in Internal Control Over Financial Reporting

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for our Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2021.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements—(See Part II, Item 8, Financial Statements and Supplementary Data)

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

3.1	Amended and Restated Certificate of Incorporation of ANAT (incorporated by reference to Annex II of the Proxy Statement/Prospectus filed with the SEC on March 25, 2020).

3.2	Restated Articles of Incorporation, as amended, of ANICO (incorporated by reference to Exhibit No. 3.1 to the registrant's Registration Statement on Form 10-12B filed April 10, 2009).

3.3	Amended and Restated Bylaws of ANAT (incorporated by reference to Annex III of the Proxy Statement/Prospectus filed with the SEC on March 25, 2020).

3.4	Amended and Restated Bylaws of ANICO (incorporated by reference to Exhibit No. 3.2 to the registrant's Current Report on Form 8-K filed on February 23, 2018).

4.1	Specimen copy of Stock Certificate of ANICO (incorporated by reference to Exhibit No. 4.1 to ANICO’s Registration Statement on Form 10-12B filed April 10, 2009).

4.2	Description of ANAT's Common Stock (incorporated by reference to Exhibit No. 99.1 to ANAT's Form 8K-12B filed on July 2, 2020.

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

10.8*	Form of Restricted Stock Unit Agreement for Directors (incorporated by reference to Exhibit No. 10.1 to ANAT's Quarterly Report on Form 10-Q filed on May 6, 2021).

10.9*
Amendments Three and Four to the American National Family of Companies Executive Supplemental Savings Plan (incorporated by reference to Exhibit No. 10.10 to ANICO's Quarterly Report on Form 10-Q filed on August 6, 2019).

10.10*
Form of Letter Agreement amending outstanding book value units granted to certain employees of American National Group, Inc. (incorporated by reference to Exhibit No. 10.1 to ANAT's Quarterly Report on Form 10-Q filed on November 4, 2021).

10.11*	American National Group, Inc. Executive Severance Plan (the “Severance Plan”) (incorporated by reference to Exhibit No. 99.1 to ANAT’s Current Report on Form 8-K filed on April 26, 2021).

10.12*	Form of Participation Agreement under the Severance Plan (incorporated by reference to Exhibit No. 99.2 to ANAT’s Current Report on Form 8-K filed on April 26, 2021).

21	Subsidiaries (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

23.2	Consent of KPMG LLP (filed herewith).

31.1	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL GROUP, INC.

By:	/s/ James E. Pozzi
Name:	James E. Pozzi
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ James E. Pozzi	President and Chief Executive Officer, Director (Principal Executive Officer)	February 25, 2022
James E. Pozzi

/s/ Brody J. Merrill	Senior Vice President, Chief Financial Officer and Treasurer (Principle Financial Officer)	February 25, 2022
Brody J. Merrill

/s/ Michelle A. Gage	Vice President, and Controller	February 25, 2022
Michelle A. Gage

/s/ William C. Ansell	Director	February 25, 2022
William C. Ansell

/s/ Arthur O. Dummer	Director	February 25, 2022
Arthur O. Dummer

/s/ Irwin M. Herz, Jr.	Director	February 25, 2022
Irwin M. Herz, Jr.

/s/ E. Douglas McLeod	Director	February 25, 2022
E. Douglas McLeod

/s/ Frances A. Moody-Dahlberg	Director	February 25, 2022
Frances A. Moody-Dahlberg

/s/ Ross R. Moody	Director	February 25, 2022
Ross R. Moody

/s/ James P. Payne	Director	February 25, 2022
James P. Payne

/s/ E.J. Pederson	Director	February 25, 2022
E.J. Pederson

/s/ James D. Yarbrough	Director	February 25, 2022
James D. Yarbrough

AMERICAN NATIONAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
(In thousands)

	December 31, 2021
	Cost or Amortized Cost (1)	Estimated Fair Value	Amount at Which Shown in the Balance Sheet
Type of investment
Fixed maturities
Bonds held-to-maturity
U.S. treasury and government	$12,284	$11,997	$12,284
U.S. states and political subdivisions	104,039	103,809	104,039
Foreign governments	14,369	14,347	14,369
Corporate debt securities	6,810,518	7,166,564	6,799,051
Residential mortgage-backed securities	48,491	50,178	47,975
Collateralized debt securities	112,409	111,894	111,263
Bonds available-for-sale
U.S. treasury and government	26,887	26,753	26,753
U.S. states and political subdivisions	1,028,331	1,077,129	1,077,129
Foreign governments	5,000	5,841	5,841
Corporate debt securities	6,809,610	7,036,148	7,036,148
Residential mortgage-backed securities	32,234	31,967	31,967
Collateralized debt securities	205,732	202,410	202,410
Equity securities
Common stocks
Consumer goods	3,980	13,031	13,031
Energy and utilities	21,138	8,647	8,647
Finance	2,810	7,502	7,502
Healthcare	3,442	12,136	12,136
Industrials	2,214	4,733	4,733
Information technology	5,193	20,436	20,436
Other	18,810	31,492	31,492
Preferred stocks	37,145	37,456	37,456
Other investments
Mortgage loans on real estate, net of allowance	5,199,334	5,271,950	5,199,334
Real estate and real estate partnerships, net of accumulated depreciation	890,105	—	890,105
Investment funds	961,763	—	961,763
Real estate acquired in satisfaction of debt	38,307	—	38,307
Policy loans	365,208	365,208	365,208
Options (2)	113,632	259,383	430
Other long-term investments	125,365	—	125,365
Short-term investments	1,840,732	1,840,732	1,840,732
Total investments	$24,839,082	$23,711,743	$25,025,906
(1)Original cost of equity securities and, as to fixed maturity securities, original cost reduced by repayments and valuation write-downs and adjusted for amortization of premiums or accrual of discounts.
(2)The amount shown in the Consolidated Statement of Financial Position represents options exposure net of collateral. See Part II, Item 8, Financial Statements and Supplementary Data — Note 7, Derivative Instruments, of the Notes to the Consolidated Financial Statements for more information.

See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL GROUP, INC. (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF FINANCIAL POSITION
(In thousands)

	December 31,
	2021	2020
ASSETS
Investment in subsidiaries	$6,950,792	$6,453,754
Other assets	62,016	17,754
Total assets	$7,012,808	$6,471,508
LIABILITIES
Other liabilities	$18,440	$13,238
Total liabilities	18,440	13,238
EQUITY
Common stock	269	269
Additional paid-in capital	47,762	47,683
Accumulated other comprehensive income	147,054	222,170
Retained earnings	6,799,283	6,188,148
Total stockholders' equity	6,994,368	6,458,270
Total liabilities and stockholders' equity	$7,012,808	$6,471,508
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL GROUP, INC. (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
(In thousands)

	Years ended December 31,
	2021	2020	2019
PREMIUMS AND OTHER REVENUES
Premiums and other policy revenues	$—	$—	$873,076
Net investment income	—	—	866,837
Net realized investment gains	—	—	5,600
Other-than-temporary impairments	—	—	(6,663)
Net gains on equity securities	—	—	958
Other income	—	—	28,037
Total premiums and other revenues	—	—	1,767,845
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	—	—	651,162
Other operating expenses	25,802	1,148	965,338
Total benefits, losses and expenses	25,802	1,148	1,616,500
Income (loss) before federal income tax and other items	(25,802)	(1,148)	151,345
Provision (benefit) for federal income taxes	(2,972)	(245)	27,568
Income from subsidiaries, net of tax	722,155	468,408	492,888
Other components of net periodic pension benefit, net of tax	—	—	3,698
Net income	$699,325	$467,505	$620,363

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL GROUP, INC. (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years ended December 31,
	2021	2020	2019
Net income	$699,325	$467,505	$620,363
Other comprehensive income, net of tax
Change in net unrealized gains on securities	—	—	80,235
Defined benefit pension plan adjustment	—	—	(42,139)
Total other comprehensive income, net of tax	—	—	38,096
Total comprehensive income	$699,325	$467,505	$658,459
The condensed financial statements should be read in conjunction with the consolidated financial statements and notes therein.
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL GROUP, INC. (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$699,325	$467,505	$620,363
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	—	—	(5,600)
Other-than-temporary impairments	—	—	6,663
Accretion of premiums, discounts and loan origination fees	—	—	(9,654)
Net capitalized interest on policy loans and mortgage loans	—	—	(31,366)
Depreciation	—	—	30,658
Interest credited to policyholders’ account balances	—	—	441,268
Charges to policyholders’ account balances	—	—	(291,160)
Deferred federal income tax expense (benefit)	(1,439)	(245)	40,936
Equity in earnings of subsidiaries	(722,155)	(468,408)	(6,752)
Net income of subsidiaries	—	—	(486,136)
Distributions from equity method investments	—	—	22,012
Dividends from subsidiaries	150,000	—	—
Changes in:
Policyholder liabilities	—	—	44,732
Deferred policy acquisition costs	—	—	(4,791)
Reinsurance recoverables	—	—	18,826
Premiums due and other receivables	—	—	4,333
Prepaid reinsurance premiums	—	—	5,277
Accrued investment income	—	—	(3,535)
Current tax receivable/payable	9,195	12,098	(83,470)
Liability for retirement benefits	—	—	(5,482)
Fair value of option securities	—	—	(134,925)
Fair value of equity securities	—	—	(958)
Other, net	(3,913)	1,264	(6,193)
Net cash provided by operating activities	131,013	12,214	165,046
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Held-to-maturity securities	—	—	706,230
Available-for-sale securities	—	—	366,696
Mortgage loans	—	—	789,088
Policy loans	—	—	42,316
Other invested assets	—	—	112,340
Disposals of property and equipment	—	—	69
Distributions from affiliates and subsidiaries	—	—	27,891
Payment for the purchase/origination of:
Held-to-maturity securities	—	—	(936,646)
Available-for-sale securities	—	—	(326,476)
Equity securities	—	—	(351)
Investment real estate	—	—	(13,639)
Mortgage loans	—	—	(668,563)
Policy loans	—	—	(25,408)
Other invested assets	—	—	(102,275)
Additions to property and equipment	—	—	(11,163)
Contributions to unconsolidated affiliates	—	—	(147,547)
Change in short-term investments	—	—	138,021
Change in investment in subsidiaries	—	—	35,069
Change in collateral held for derivatives	—	—	97,852
Other, net	—	—	(92)
Net cash provided by investing activities	—	—	83,412

AMERICAN NATIONAL GROUP, INC. (Parent Company Only)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS (CONTINUED)
(In thousands)

	Years ended December 31,
	2021	2020	2019
FINANCING ACTIVITIES
Policyholders’ account deposits	—	—	1,375,003
Policyholders’ account withdrawals	—	—	(1,391,881)
Dividends to stockholders	(88,190)	(44,095)	(88,243)
Dividends from subsidiaries	—	49,500	—
Net cash provided by (used in) financing activities	(88,190)	5,405	(105,121)
NET INCREASE IN CASH AND CASH EQUIVALENTS	42,823	17,619	143,337
Beginning of the year	17,619	—	151,592
End of the year	$60,442	$17,619	$294,929
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

AMERICAN NATIONAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

Segment	Deferred Policy Acquisition Cost	Future Policy Benefits, Policyholders’ Account Balances, Policy and Contract Claims and Other Policyholder Funds	Unearned Premiums	Premium Revenue	Net Investment Income (1)	Benefits, Claims, Losses and Settlement Expenses	Amortization of Deferred Policy Acquisition Costs	Other Operating Expenses (2)	Premiums Written
December 31, 2021
Life	$956,045	$5,662,057	$22,152	$412,769	$277,962	$605,724	$111,764	$195,127	$—
Annuity	380,472	13,643,790	—	74,925	629,417	149,931	77,133	53,379	—
Health	29,348	305,532	27,774	143,484	8,153	98,029	17,906	42,284	—
Property & Casualty	132,259	1,200,365	963,904	1,669,875	62,140	1,094,126	355,970	213,486	1,726,151
Corporate & Other	—	—	—	—	193,982	—	—	67,593	—
Total	$1,498,124	$20,811,744	$1,013,830	$2,301,053	$1,171,654	$1,947,810	$562,773	$571,869	$1,726,151
December 31, 2020
Life	$896,208	$5,443,826	$23,867	$396,099	$261,389	$533,925	$84,443	$182,395	$—
Annuity	309,056	12,690,490	—	92,866	570,003	214,158	103,709	48,359	—
Health	32,885	286,875	30,629	168,805	8,637	116,122	15,619	39,265	—
Property & Casualty	122,062	1,141,352	901,847	1,560,304	63,949	1,005,620	335,831	202,503	1,590,740
Corporate & Other	—	—	—	—	72,174	—	—	42,891	—
Total	$1,360,211	$19,562,543	$956,343	$2,218,074	$976,152	$1,869,825	$539,602	$515,413	$1,590,740
December 31, 2019
Life	$852,900	$5,293,970	$27,080	$359,419	$263,788	$449,252	$113,300	$190,104	$—
Annuity	415,380	12,856,209	—	147,139	663,895	218,576	79,746	50,507	—
Health	32,578	282,592	34,862	165,035	9,467	109,013	21,322	41,475	—
Property & Casualty	122,149	1,084,983	871,617	1,511,201	64,263	1,042,153	316,141	201,580	1,546,144
Corporate & Other	—	—	—	—	179,494	—	—	41,222	—
Total	$1,423,007	$19,517,754	$933,559	$2,182,794	$1,180,907	$1,818,994	$530,509	$524,888	$1,546,144
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
See accompanying Report of Independent Registered Public Accounting Firm.

AMERICAN NATIONAL GROUP, INC. AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE INFORMATION
(In thousands)

	Direct Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2021
Life insurance in-force	$136,710,529	$22,835,954	$221,023	$114,095,598	0.2%
Premiums earned
Life and Annuity	$570,875	$88,264	$5,083	$487,694	1.0%
Health	198,563	295,631	240,552	143,484	167.7
Property and Casualty	1,947,194	348,765	71,446	1,669,875	4.3
Total premiums	$2,716,632	$732,660	$317,081	$2,301,053	13.8%

Year ended December 31, 2020
Life insurance in-force	$128,075,765	$24,006,683	$171,433	$104,240,515	0.2%
Premiums earned
Life and Annuity	$581,350	$96,675	$4,290	$488,965	0.9%
Health	215,430	263,078	216,453	168,805	128.2
Property and Casualty	1,832,623	343,521	71,202	1,560,304	4.6
Total premiums	$2,629,403	$703,274	$291,945	$2,218,074	13.2%

Year ended December 31, 2019
Life insurance in-force	$117,886,265	$24,913,905	$218,020	$93,190,380	0.2%
Premiums earned
Life and Annuity	$605,796	$99,856	$618	$506,558	0.1%
Health	209,200	269,487	225,322	165,035	136.5
Property and Casualty	1,649,874	149,237	10,564	1,511,201	0.7
Total premiums	$2,464,870	$518,580	$236,504	$2,182,794	10.8%
See accompanying Report of Independent Registered Public Accounting Firm.