Form 10-K/A
period 2021-12-31
American National Group Inc
filed 2022-04-18
CIK 1801075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
As of April 12, 2022, there were 26,887,200 shares of the registrant’s voting common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amended Filing”) amends the Annual Report on Form 10-K of American National Group, Inc. (the “Company,” “American National,” “we,” “us” and “our”), for the fiscal year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022 (the “Original Filing”). This Amended Filing provides the information required by Items 10, 11, 12, 13, and 14 of Part III of the Original Filing, which was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. Such instruction permits the information in Part III to be incorporated into the Form 10-K by reference from our definitive proxy statement, if such proxy statement is filed no later than 120 days after the end of our fiscal year. We do not expect to file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Original Filing. Accordingly, we hereby amend and restate in its entirety Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Amended Filing shall have the same meanings assigned to such terms in Parts I and II of the Original Filing.

In addition, this Amended Filing amends Part IV, Item 15 of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because no financial statements have been included in this Amended Filing and this Amended Filing does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certification under Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amended Filing.

This Amended Filing does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Amended Filing does not reflect events occurring after February 25, 2022, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

As described in the Original Filing, on August 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookfield Asset Management Reinsurance Partners Ltd. (“Brookfield Reinsurance”), an exempted company limited by shares existing under the laws of Bermuda, and Freestone Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Brookfield Reinsurance (“Merger Sub”). On the terms and subject to the conditions of the Merger Agreement, at the closing, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity, which will become an indirect, wholly-owned subsidiary of Brookfield Reinsurance. On the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock will be converted into the right to receive $190.00 in cash without interest (the “Merger Consideration”), for total Merger Consideration of approximately $5.1 billion. The completion of the Merger is subject to satisfaction or waiver of certain customary closing conditions, including obtaining the required regulatory approval from the insurance authorities in Texas, Missouri, New York, Louisiana and California.

AMERICAN NATIONAL GROUP, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
INFORMATION ABOUT OUR DIRECTORS
On July 1, 2020, American National Insurance Company (“ANICO”) completed its previously announced holding company reorganization (the “Reorganization”), which was approved by its stockholders at the Annual Meeting of Stockholders held on April 23, 2020. As a result of the Reorganization, ANICO became a wholly owned subsidiary of the Company, and the Company replaced ANICO as the publicly held company. The time of service on our Board of Directors (the "Board") disclosed below for each of our directors includes service on the ANICO Board of Directors prior to the Reorganization.

William C. Ansell, CPA (age 64) has been a member of our Board since February 2015. Principal Occupation: Partner of Ham, Langston & Brezina, LLP (accounting firm), Houston, Texas, since December 2015; Vice President and Shareholder of DRDA, PLLC (accounting firm), Galveston, Texas, from 2001 to December 2015. Member of Tremont Street Financial Group, LLC (wealth management and accounting services), Galveston, Texas since 2012; President of Ducks Unlimited de Mexico (non-profit conservation organization) since May 2019, and Treasurer from 2012 to May 2019; Past Director of Moody National Bank.

Mr. Ansell is a certified public accountant and brings to our Board his approximately forty years of experience in auditing, tax, and business and personal consulting. Mr. Ansell also holds a Series 66 (securities agent and investment adviser representative) license and a Texas general lines insurance agent’s license, which further enhance the experience and expertise he brings to our Board.

Arthur O. Dummer (age 88) was first elected to our Board in 2004. Principal Occupation: President, The Donner Company (privately owned actuarial consulting company), Salt Lake City, Utah since 1985. Past Chairman of the Board of Directors of the National Organization of Life and Health Guaranty Associations, Herndon, Virginia; Past Director of: American Community Mutual Insurance Company, Livonia, Michigan (mutual insurance company); American Underwriters Insurance Company, Wichita, Kansas; Casualty Underwriters Insurance Company, Salt Lake City, Utah; Beneficial Life Insurance Company, Salt Lake City, Utah; Aurora National Life Assurance Company, Los Angeles, California; Continental Western Life Insurance Company, Des Moines, Iowa; Utah Home Fire Insurance Company, Salt Lake City, Utah; and PHA Life Insurance Company, Portland, Oregon (all privately owned insurance companies); Past Director of National Western Life Insurance Company, Austin, Texas.

Mr. Dummer is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries. He has over sixty years of experience in the insurance industry, including service as the former Chief Examiner and Actuary of the Utah Insurance Department. His extensive background in the insurance industry and his knowledge of actuarial and accounting issues are highly valued by our Board.
Irwin M. Herz, Jr. (age 81) was appointed as a director by our Board in July 2018, upon the increase in the size of the Board to ten directors. He served as an advisory director to our Board from 2004 until such appointment, and as a director from 1981 to 1983 and from 1984 to 2004. Principal Occupation: Since 1980, Partner of Greer, Herz & Adams, LLP, General Counsel to the Company; Trustee of the Three R Trusts (trusts for the benefit of the children of Robert L. Moody, Sr.).

Mr. Herz’s service as a director of numerous insurance companies, including over thirty-eight years on our Board, has provided him with extensive knowledge of the insurance industry. In addition, his background and experience as a corporate and commercial lawyer provides a wealth of knowledge and problem-solving skills to the Board.

E. Douglas McLeod (age 80) was appointed as a director by our Board in July 2018, upon the increase in the size of our Board to ten directors. He served as an advisory director to our Board from 2004 until such appointment, and as a director from 1984 to 2004. Principal Occupation: Chairman and Director of Moody Gardens, Inc. (charitable corporation); Attorney; Past Director of Development of The Moody Foundation (charitable and educational foundation) from 1982 to 2013 (retired); Director of National Western Life Group, Inc. (insurance holding company), Austin, Texas, since 2015; Director of National Western Life Insurance Company, Austin, Texas, from 1979 to 2015; Vice President and Director of Colonel Museum, Inc. (charitable organization); Director of American National County Mutual Insurance Company (subsidiary insurance company); Past Director and past Chairman of Center for Transportation and Commerce (charitable organization); Past Director, Chairman of the Audit Committee, and Executive Committee Member, South Texas College of Law Houston (law school); Past Member of State House of Representatives of the State of Texas (terms ended January 1983).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE — (Continued)

Mr. McLeod has experience as a lawyer and public servant, including as a state legislator, as well as experience in real estate development and non-profit administration. He brings a varied perspective and set of problem-solving skills and valuable insight to the Board.

Frances A. Moody-Dahlberg (age 52) was first elected to our Board in 1987. Principal Occupation: Executive Director of The Moody Foundation (charitable and educational foundation) since 1998, and a Trustee of The Moody Foundation since 2004; Director of National Western Life Group, Inc., Austin, Texas, since 2015; Director of National Western Life Insurance Company, Austin, Texas, from 1990 to 2015; Director of The Moody Endowment and Transitional Learning Center at Galveston since 2012 and Director of Moody Medical Research Institute since 2018 (charitable organizations); Director of Moody National Bank since 2018; Director of Gal-Tex Hotel Corporation (hotel management corporation) from March 2000 to December 2003.

Ms. Moody-Dahlberg has over thirty years of experience as a member of our Board. As Executive Director of The Moody Foundation, one of the largest charitable foundations in the State of Texas, she provides insight regarding the concerns of our significant non-profit stockholders.

Ross R. Moody (age 59) has been a member of our Board since November 2016 and Chairman of the Board since April 2017. Principal Occupation: Chairman of the Board, President and Chief Executive Officer of National Western Life Group, Inc., Austin, Texas, since 2015; Chief Executive Officer of National Western Life Insurance Company, Austin, Texas, since 2015; President and Chief Operating Officer of National Western Life Insurance Company from 1992 to 2015; and a Trustee of The Moody Foundation since 1987. Director of The Moody Endowment and Transitional Learning Center at Galveston since 2012 and Director of Moody Medical Research Institute since 2018 (charitable organizations); Director of Moody National Bank since 2018.

Mr. Moody has served as an insurance company executive for approximately thirty years. His knowledge and experience are valuable to our Board’s discussions of operational and strategic matters.

James P. Payne (age 77) has been a member of our Board since February 2015. Principal Occupation: Retired Senior Vice President- Secretary, National Western Life Insurance Company, Austin, Texas, and officer and director of various of its subsidiary companies, 1998 to February 2015.

Mr. Payne has over forty years of experience in the insurance industry, primarily as chief legal officer for various insurance companies. His extensive industry knowledge, government relations background, and significant experience with corporate governance are an asset to our Board.

E. J. “Jere” Pederson (age 74) was first elected to our Board in 2014. Principal Occupation: Managing Director of CitareTx Management, LLC (manager of medical device venture development and investment company) since 2007; Special Assistant to the Chief Executive Officer, Texas A&M Health Science Center from October 2013 to June 2014; Interim President, Texas A&M Health Science Center and Interim Vice Chancellor for Health Affairs, Texas A&M University System from October 2012 to October 2013; independent management consultant from September 2006 to October 2012; Executive Vice President and Chief Operating Officer of the University of Texas Medical Branch, Galveston, Texas, from 1986 to 2005; Director since 2015 and member of the Audit Committee and the Compensation and Stock Option Committee of National Western Life Group, Inc., Austin, Texas; Director of National Western Life Insurance Company, Austin, Texas, since 1992; Director of The Sealy & Smith Foundation, Galveston, Texas (charitable organization) since December 2010.

Mr. Pederson brings to our Board the benefit of his financial and administrative expertise gained through more than thirty years of experience in health care and university administration.

James E. Pozzi (age 71) was first elected to our Board in 2012. Principal Occupation: President and Chief Executive Officer of the Company since May 2015; Chairman of the Board from February 2016 to April 2017; President and Chief Operating Officer from May 2012 to May 2015; Senior Executive Vice President, Chief Administrative Officer from 2008 to May 2012; Senior Executive Vice President, Corporate Planning, Systems and Life Administration from 2004 to 2008; Executive Vice President, Corporate Planning & Development from 1996 to 2004; also a director and/or officer of various Company subsidiaries.

Mr. Pozzi has been an officer of ANICO for over forty-nine years. His past service in various senior management roles and his current service as our President and Chief Executive Officer have provided him with intimate knowledge of the financial services industry and our operations.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE — (Continued)

James D. Yarbrough (age 66) was first elected to our Board in 2001. Principal Occupation: Former Mayor of the City of Galveston, Texas from May 2014 to July 15, 2020; Owner and Consultant, James D. Yarbrough & Co., from October 2011 to May 2014, and October 1989 through December 1994 (privately owned contract management and financial consulting firm); Chairman of the Galveston Industrial Development Corporation from May 2014 to July 2020 (municipal government body with responsibility for allocation of certain sales tax revenues); Member of Board of Trustees of the Port of Galveston from May 2014 to July 2020; Director of Economic Development, City of Galveston, Texas from February 2011 through September 2011; County Judge, County of Galveston, Texas, 1995 through 2010; Director and Member of the Governance and Executive Committees of American National Life Insurance Company of New York, and director of American National Insurance Company, American National Property and Casualty Company, Farm Family Life Insurance Company, Farm Family Casualty Insurance Company, and United Farm Family Insurance Company (subsidiary insurance companies).

Mayor Yarbrough has management experience in both the private and public sectors, including six years as the Mayor of the City of Galveston and sixteen years as the chief executive of the County of Galveston. In the private sector, he has served as a bank president, owner of a business consulting firm, and director of numerous interests. This varied experience in the public and private sectors makes him a valuable contributor to the Board’s deliberations.

INFORMATION ABOUT OUR ADVISORY DIRECTORS

The Board of Directors has appointed the following advisory directors, who serve at the pleasure of the Board. Although advisory directors are not entitled to vote on matters considered by the Board or otherwise manage or direct the affairs of the Company, we benefit from their experience and advice. Advisory directors receive the same compensation and benefits as our directors who are not also our officers. The time of service on our Board disclosed below for each of the advisory directors includes service on the ANICO Board of Directors prior to the Reorganization.

R. Eugene Lucas (age 96) was first appointed as an advisory director in 2004, having previously served as a director from 1981 to 2004. Principal Occupation: Since 1971, President and Director of Gal-Tex Hotel Corporation (hospitality and hotel management company); President of Gal-Tenn Hotel Corporation, LHH Hospitality, LLC, Colorado Landmark Hotels, LLC, Kentucky Landmark Hotels, LLC, and Virginia Landmark Hotels, LLC (hospitality and hotel management companies); Director of Colonel Museum, Inc. (charitable corporation); President and Director of 1859-Beverage Company (hospitality company).

Mr. Lucas has served on our Board for over thirty-eight years, including twenty-three years as a member of our Audit Committee. In addition, Mr. Lucas provides our Board with the perspective of an experienced and knowledgeable executive officer outside of the insurance industry. He has been associated with Gal-Tex Hotel Corporation since 1941, including over forty years as its President.

Russell S. Moody (age 60) was first appointed as an advisory director in 2016, having previously served as a director since 1986. Principal Occupation: Investments, League City, Texas, since 2003. Advisory Director of National Western Life Group, Inc. since 2017 and director from 2015 to 2017; Director of National Western Life Insurance Company, Austin, Texas, from 1988 to 2015; Director of The Moody Endowment and Transitional Learning Center at Galveston (charitable organizations) since July 2009; Director of Gal-Tex Hotel Corporation (hotel management company) from March 2000 to December 2003.

Mr. Moody has served as a member of our Board for over thirty years. Along with his sister, Frances A. Moody-Dahlberg, Mr. Moody helps to represent the concerns of our significant non-profit stockholders. Mr. Moody serves as a director of The Moody Endowment, a charitable organization that owns nearly 900,000 shares of our Common Stock.

RELATIONSHIPS AMONG DIRECTORS, ADVISORY DIRECTORS AND CERTAIN ENTITIES

Company director Ross R. Moody and advisory director Russell S. Moody are brothers and the half-brothers of Company director Frances A. Moody-Dahlberg. Director E. Douglas McLeod is the uncle of Frances A. Moody-Dahlberg and the stepfather-in-law of director William C. Ansell. The Moody Foundation owns 34.0% and the Libbie Shearn Moody Trust owns 50.2% of Gal-Tex Hotel Corporation. National Western Life Insurance Company is a subsidiary of National Western Life Group, Inc., a publicly traded corporation controlled by Robert L. Moody, Sr. through the Robert L. Moody Revocable Trust, of which Moody National Bank is trustee. See the "Security Ownership of Certain Beneficial Owners" section below for additional information regarding The Moody Foundation, the Libbie Shearn Moody Trust, Robert L. Moody, Sr., and Moody National Bank.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE — (Continued)

CORPORATE GOVERNANCE

Board Committees

The Company’s Board has a standing Audit Committee, Compensation Committee, Nominating Committee and Executive Committee. The Compensation Committee of the Board of Directors is referred to herein as the Board Compensation Committee to distinguish it from the Management Compensation Committee (described further in the “Approach for Determining Form and Amount of Compensation” section of the Compensation Discussion and Analysis below). The Board has determined that all of the members of the Audit Committee, the Board Compensation Committee and the Nominating Committee are independent in accordance with the NASDAQ listing standards and applicable independence requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board may also establish special committees from time to time.

The Board of Directors has adopted written charters for the Audit Committee, the Board Compensation Committee and the Nominating Committee. Each of these committees reviews the adequacy of its charter annually. These charters are posted on the Company’s website at the following address:

https://www.americannational.com/wps/portal/an/menu/about/investors/

Audit Committee

All of our independent directors other than Mr. McLeod serve on the Audit Committee, of which Mr. Dummer is Chairman. The Board has determined that Mr. Dummer is the financial expert on the Audit Committee, as defined by NASDAQ listing standards and by the Exchange Act. The Audit Committee is responsible for the following, among other matters:
•The appointment, compensation and oversight of the work of our independent auditors, including the plan and scope of the audit and reviewing and confirming the independence of the auditors. The Audit Committee annually evaluates the performance of and whether to change our independent auditing firm or audit team personnel based on relevant facts known to the Audit Committee, such as the qualifications of the auditors, the quality of services performed, planning and staffing of the audit, management’s opinion of the independence of the auditing firm, length of tenure, factors having the potential to impact objectivity, compliance with regulatory requirements, any reported issues regarding the firm’s internal controls or audits of other companies, and the firm’s efficiencies and relevant expertise regarding our business. The Audit Committee conducts regular executive sessions with the independent auditors.
•Consideration of the effectiveness of our system of internal controls over financial reporting. The Audit Committee regularly considers and reviews with management, the independent auditors and senior internal audit staff the effectiveness of our internal controls over financial reporting, disclosure controls and procedures, disclosures about such controls, and our safeguarding of assets.
•Oversight of the internal audit function. The Audit Committee has supervisory authority for and oversight of our internal audit function, which the Audit Committee regularly reviews and discusses with management and the independent auditors. The Audit Committee annually reviews and approves the internal audit work plan and receives quarterly reports on internal audit activities from senior internal audit staff. As necessary, the Audit Committee appoints or removes our senior internal audit executive and approves the annual compensation of such executive. The Audit Committee conducts regular executive sessions with senior internal audit staff.
•Review of related party transactions, as described further in the “Procedure for Review, Approval or Ratification of Related Persons Transactions” section below.
•Review and discussion of financial statements and earnings releases. The Audit Committee reviews and discusses with management and the independent auditors our annual and quarterly financial statements and related footnotes and the independent auditors’ report or review thereof and recommends to the Board whether our audited financial statements should be included in our Annual Report on Form 10-K. The Audit Committee also reviews and discusses with management and the independent auditors any earnings press release prior to their release.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE — (Continued)

•Oversight of our enterprise risk management program. The Audit Committee reviews and discusses with management all significant enterprise risks and evaluates the processes by which risk assessment and risk management are undertaken, including by review and discussion, no less than quarterly, of reports and assessments from our Chief Risk Officer. The Audit Committee also periodically reviews our Risk Policy and the activities of our Management Risk Committee. Additional information regarding risk management is described further under “The Board’s Role in Risk Oversight” below.

Board Compensation Committee

All of our independent directors other than Mr. McLeod serve on the Board Compensation Committee, of which Mr. Pederson is Chairman. The Board Compensation Committee makes recommendations as to the compensation of the Company’s executive officers. A description of the Company’s process and procedures for the consideration and determination of executive compensation, and the Board Compensation Committee’s role in such matters, is provided below in the Compensation Discussion and Analysis.

Nominating Committee

Messrs. Yarbrough, Dummer and Pederson are the current members of the Nominating Committee, of which Mr. Yarbrough is Chairman. The Nominating Committee recommends to the Board, director nominees to be submitted for election at each Annual Meeting of Stockholders.

While there are no specific minimum qualifications that a potential nominee must possess, director nominees are evaluated based upon, among other things, their independence under applicable legal standards; relevant industry, financial, professional or technical expertise and experience; the ability to devote appropriate time and effort to Board matters; the ability to exercise sound judgment; characteristics of leadership, integrity and civility; and experience and knowledge of the Company’s business, history and culture.

While we have no formal policy on Board diversity, the charter of the Nominating Committee reflects our philosophy. Specifically, the Board and the Nominating Committee believe that it is valuable for Board members to represent a diversity of perspective, experience, skill, education, gender, race, age, ethnicity, religion, disability, and geographic origin whenever possible. The Board believes that such diversity can provide broader insight into the views and priorities of our diverse stockholders, customers, employees and agents. We are committed to considering candidates to the Board regardless of gender, race, ethnicity, religion and national origin, and any search firm retained to assist the Nominating Committee in seeking candidates for the Board will affirmatively be instructed to seek to present women and minority candidates.

Executive Committee

Ross R. Moody, Chairman, E. J. Pederson, James E. Pozzi, and James D. Yarbrough are the present members of the Executive Committee. The Executive Committee may act on behalf of the full Board of Directors between regular Board meetings, within certain limitations established by our corporate organizational documents and applicable law. For example, our Executive Committee may from time to time approve certain expenditures or investment activities.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE — (Continued)

INFORMATION CONCERNING EXECUTIVE OFFICERS

The following are our executive officers, other than Mr. Pozzi, who is also a director, their current ages, and their positions and offices for the past five years, including positions and offices with ANICO prior to the Reorganization. Officer titles with the Company immediately after the Reorganization were the same as those with ANICO immediately prior to the Reorganization.

Name of Officer	Age	Position (Year Elected to Position)
David A. Behrens	59	Executive Vice President, Independent Marketing (1999)
Johnny D. Johnson	69	Executive Vice President, Corporate Business Process Officer (2021); Executive Vice President, Corporate Business Process Officer and Chief Information Officer (2013 - 2021)
James W. Pangburn	65	Executive Vice President, Specialty Markets Sales and Marketing (2018); Executive Vice President, Credit Insurance Division (2014-2018)
John F. Simon	58	Executive Vice President, Chief Life and Annuity Administrative Officer (2021); Executive Vice President and Chief Life and Annuity Actuary (2016 - 2021)
Shannon L. Smith	62	Executive Vice President, Chief Agencies Officer, Multiple Line (2017)
James P. Stelling	53	Executive Vice President, Health (2022); Executive Vice President, Health and Specialty Markets Operations (2018-2022); Senior Vice President, Health Insurance Operations (2015-2018)
Hoyt J. Strickland	65	Executive Vice President, Career Sales and Service Division (2012)
Timothy A. Walsh	60	Executive Vice President, Chief Operating Officer (2021); Executive Vice President, CFO, Treasurer, ML and P and C Operations (2017 - 2021)
Scott F. Brast	58	Senior Vice President and Chief Mortgage Loan and Real Estate Investment Officer (2018); Senior Vice President, Real Estate/Mortgage Loan (2005-2018)
Deborah K. Janson	55	Senior Vice President, Corporate Office (2016), Chief Business Planning Officer (2019) and Corporate Secretary (2021); Chief Corporate Risk Officer (2017-2019)
Anne M. LeMire	59	Senior Vice President and Chief Securities Investment Officer (2018); Senior Vice President, Fixed Income and Equity Investments (2015-2018)
Brody J. Merrill	49
Senior Vice President, Chief Financial Officer and Treasurer (April 2021); Interim Chief Risk Officer (August 2021); Senior Vice President, Deputy Chief Financial Officer (November 2020 – April 2021); Vice President of Corporate Finance of USAA (financial services company) (2016 – October 2020)

Michelle A. Gage	55	Vice President and Controller (2017)

There are no arrangements or understandings pursuant to which any officer was elected. All officers are elected annually by the Board of Directors and serve until their successors are elected and qualified, unless otherwise specified by the Board.

CODE OF BUSINESS CONDUCT AND ETHICS

Our Code of Business Conduct and Ethics applies to all directors, officers and employees of our Company and is available through a link provided on our website at the following address:

https://www.americannational.com/wps/portal/an/menu/about/investors/

We may satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding certain amendments to, or waivers from, provisions of our Code of Business Conduct and Ethics by posting such information on our website where it is accessible through the same link noted above.

Links to our website included in this report are provided solely for convenience. The information contained on our website is not, and will not be deemed to be, part of this report or incorporated by reference into any of our filings with the SEC.

COMMUNICATIONS WITH THE BOARD OF DIRECTORS

Stockholders may communicate with the full Board of Directors by writing to the Board or a specific director or directors in care of the Company’s Secretary at the address shown on page 1, by facsimile transmission to (409) 766-6803, or by e-mail to jelayne.hoffman@americannational.com. All such communications will be forwarded to the Board, as specified.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis explains the philosophy underlying our compensation strategy and the fundamental elements of compensation paid to our executive officers included in the Summary Compensation Table, to whom we refer collectively as our “Named Executive Officers,” or “NEOs.” The Company's NEOs served as executive officers of ANICO both before and after the date of the Reorganization, with the same titles. Accordingly, the compensation information described herein and in the Summary Compensation Table and related compensation tables reflects compensation paid to the NEOs for their service to the Company and ANICO during 2021 and 2020. Compensation information described herein and in such tables for years prior to 2020 reflects compensation paid to the NEOs for service to ANICO.

The NEOs for 2021 were:
•James E. Pozzi, President and Chief Executive Officer
•Timothy A. Walsh, Executive Vice President, Chief Operating Officer (promotion from Executive Vice President,
CFO, Treasurer, ML and P and C Operations effective April 22, 2021)
•Brody J. Merrill, Senior Vice President, Chief Financial Officer and Treasurer (promotion from Senior Vice President,
Deputy Chief Financial Officer effective April 22, 2021)
•David A. Behrens, Executive Vice President, Independent Marketing
•J.D. Johnson, Executive Vice President, Corporate Business Process Officer
•Hoyt J. Strickland, Executive Vice President, Career Sales and Service Division

Our Board Compensation Committee (which we refer to in this Compensation Discussion and Analysis as the “Committee”) is comprised solely of independent directors and has oversight responsibility for our executive compensation program. The overall goal of the program is to retain and reward leaders who will help the Company create long-term value for our stockholders. With this goal in mind, our compensation program is designed to:
•Attract and retain experienced, highly qualified individuals who can make significant contributions to our long-term success;
•Drive exceptional performance and motivate our executive officers to achieve desired financial results; and
•Align the interests of our executive officers with the long-term interests of our stockholders through the use of performance-based incentives and stock ownership guidelines.

The key components of our executive compensation program for 2021 included base salary, a short-term cash incentive award opportunity, and a long-term cash incentive award opportunity. Incentive opportunities for our executives are based 100% on performance relative to certain measures aligned with the growth and profitability of our business and long-term stockholder value creation.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Pay Governance
•Stockholder Say-on-Pay Advisory Voting. At the 2021 Annual Meeting, stockholders strongly approved our 2020 executive compensation program by over 99% of the votes cast.
•Stock Ownership Guidelines. The Committee first adopted stock ownership guidelines in 2011, and adopted revised ownership guidelines in 2018, to encourage stock ownership by our officers and directors and to further align their long-term goals and objectives with those of our stockholders. The current ownership guidelines for officers as a multiple of base salary are as follows: President and CEO - five times; Executive Vice Presidents - two times; and Senior Vice Presidents - one times. The ownership guideline for directors is five times the annual cash retainer. For purposes of determining ownership under the guidelines, restricted stock and book value units (“BVUs”) are included in an individual’s ownership. Each share of restricted stock counts as one share of common stock. The value of an individual’s aggregate holdings in common stock and restricted stock is based upon the greater of market value or book value of the Company’s common stock. The value of an individual’s aggregate holdings in BVUs is based upon the BVU initial value of $100 per BVU. Officers and directors who do not meet the ownership guidelines are given five years to comply and may not sell Company stock without Committee approval.
•Clawback Policy. Our Clawback Policy authorizes the Committee, on behalf of the Company and in all appropriate circumstances, to seek reimbursement of any annual incentive payment or long-term incentive payment paid within three years of an accounting restatement made to correct financial statement inaccuracies resulting from material noncompliance with any financial reporting requirement under applicable securities laws. The amount subject to recovery is the excess, if any, of the total incentive payment made to the recipient based on such financial statement inaccuracies over the amount that would have been paid had such payment been calculated in accordance with the accounting restatement, up to the full amount of the incentive payment made. In addition, if an incentive payment recipient engages in intentional misconduct that contributes to the payment to him or her of incentive compensation that is greater than would have been paid in the absence of such misconduct, the Committee has the discretion to seek reimbursement or other remedial action. The recovery of any payments under this policy is administered by the Committee, which has sole discretion as to whether and how to seek recovery.
•Anti-Hedging Policy. Our Insider Trading Policy prohibits our officers, employees and directors from (1) engaging in any transactions with respect to our common stock that are designed to or have the effect of hedging or offsetting any decrease in the market value of such stock, such as put or call options, prepaid variable forward contracts, collars and exchange funds; (2) pledging such stock as collateral for any loan or holding such stock in a margin account; and (3) engaging in short-term speculative trading in such stock.
•Limited Executive Perquisites and Tax Gross-ups. We strive to keep executive perquisites to a minimum. Accordingly, our perquisites are generally limited to nonqualified supplemental health care, a company car for the CEO, memberships in a golf club operated on property owned by a Company subsidiary, and occasional guest travel for company events (treated as taxable income to the executive). We generally do not use tax gross-ups for our executives and have done so in recent years only in rare and limited circumstances. The perquisites and benefits provided to each NEO during 2021 are included in the “All Other Compensation” column of the Summary Compensation Table, located in the “Compensation Tables” section below, and are reported in further detail in the “All Other Compensation Table - NEOs” in such section.
•Incentive Compensation Adjustments. In February 2018, the Committee adopted a policy governing adjustments to performance criteria under our incentive compensation programs. Such policy requires Committee approval of any such adjustments and provides certain objective standards for evaluation of any adjustments proposed by management. Any potential adjustments must have a material impact to the incentive program results, must be needed to maintain the integrity and motivational value of the program, and must be as a result of unexpected circumstances that management could not reasonably anticipate or avoid through diligent planning or have adequate time to overcome. Examples of adjustments that may be considered under such policy include unbudgeted revenue, expense or operating income from a merger, acquisition or divestiture in the year of such an event; legal settlements unrelated to operations; legislative changes with unanticipated effects; changes in accounting methods that are not budgeted; and redirections of strategy that are not budgeted.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

2021 Executive Compensation Program Summary
•Base Salaries in 2021. Salary merit increases at our Company typically take effect in May of each year. In April, the Committee considered salary increases for the NEOs and other officers, as it has in prior years. The Committee and our Board approved base salary increases of 3.5% for Messrs. Pozzi, Walsh, Behrens, Johnson and Strickland, plus an additional 9.5% for Mr. Walsh in connection with his promotion to Chief Operating Officer, and an increase of approximately 2.9% for Mr. Merrill. These changes are further discussed in the “Base Salaries” section below. Immediately prior to their promotions, Mr. Walsh served as Executive Vice President, CFO, Treasurer, Multiple Line and P and C Operations, and Mr. Merrill served as Senior Vice President, Deputy Chief Financial Officer.
•Executive Incentive Compensation Program (“EICP”). The basic structure of the 2021 EICP was substantially unchanged from the 2020 EICP and included a separate short-term incentive (“STI”) and long-term incentive (“LTI”).
◦STI. The STI for 2021 again focused on a common framework of performance metrics for all executives, emphasizing key insurance industry performance indicators, such as premium growth, the property and casualty combined ratio, and total pre-tax operating income, with an additional performance factor for business unit leaders based on their individual accountability. STI metrics and objectives for 2021 were approved in March of that year. In connection with Mr. Walsh’s promotion, his target annual incentive opportunity was increased from 70% of base salary to 75% of base salary. The target annual incentive opportunities for the other NEOs remained unchanged. The STI is discussed in greater detail in the “Short-Term Incentive Compensation” discussion below.
◦LTI. The LTI again focused on growth in Company net book value over a three-year period through the issuance of BVUs, as we believe book value growth for our Company, over the long term, aligns the interests of management with long-term value creation for our stockholders. The Committee approved LTI objectives in March 2021. In connection with Mr.Walsh’s promotion, his target long-term incentive opportunity increased from 65% of base salary to 70% of base salary. The target long-term incentive opportunities for the other NEOs remained unchanged. The LTI is discussed in greater detail in the “Long-Term Incentive Compensation” discussion below.
•Executive Severance Plan. In connection with Mr. Walsh’s and Mr. Merrill’s promotions, the Committee reviewed the Company’s executive severance practices. As a result of that review, on April 20, 2021, the Committee recommended that the Board adopt the American National Group, Inc. Executive Severance Plan (the “Severance Plan”). On April 21, 2021, the Board adopted the Severance Plan. The Severance Plan provides severance benefits to certain officers of the Company and its subsidiaries who (i) are selected by the Committee and have entered into a Participation Agreement with the Company (each, a “Severance Participant”), and (ii) whose employment is terminated in a “Qualifying Termination,” meaning a termination without “Cause” or resignation with “Good Reason,” in each case as defined in the Severance Plan. On April 20, 2021, subject to the above adoption of the Severance Plan by the Board, the Committee designated Messrs. Pozzi, Walsh and Merrill to be Severance Participants under the Severance Plan. On August 5, 2021, the Committee designated Messrs. Behrens, Johnson and Strickland as Severance Participants under the Severance Plan. Additional information regarding the Severance Plan is provided in the “Executive Severance Plan Payments upon Qualifying Termination” discussion in the section below entitled “Potential Payments Upon Termination or Change of Control.”
•Retirement and Other Benefits. NEOs are eligible to participate in a tax-qualified retirement plan and a nonqualified deferred compensation plan. The Company offers basic health benefits, disability protection, life insurance, and similar programs to all employees. In addition to these plans, the NEOs and officers of the parent company who are at the vice president level and above participate in an excess benefit plan that complements their core medical insurance coverage (the “Merit Plan”).

Approach for Determining Form and Amount of Compensation

The Committee oversees and recommends to our Board all compensation policies and programs for our senior officers, including the NEOs. For 2021, the Committee retained Frederic W. Cook & Co., Inc. (“FW Cook”) as its independent compensation consultant to conduct an annual compensation study that included analysis against our peers and the market generally, and to provide related advice. In addition, the Committee may seek information from such other sources as it deems appropriate, and it considers compensation recommendations for executives other than the CEO from our Management Compensation Committee. At the time 2021 officer compensation recommendations were made, the Management Compensation Committee was comprised of five of our most senior officers: James E. Pozzi, Timothy A. Walsh, J.D. Johnson, Bruce M. LePard, and John F. Simon.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Role of Independent Compensation Consultant

During 2021, FW Cook performed the following services for the Committee:
•Briefed the Committee on executive compensation trends and emerging issues among our peers and the broader insurance industry, recent developments related to our executive compensation program and practices, and regulatory changes;
•Provided an annual evaluation of our executive compensation program compared to market practices and ongoing advice to the Committee as needed for periodic requests related to the determination of the amount and form of executive compensation, including short-term and long-term incentives;
•Provided an evaluation of our non-employee director compensation program compared to market practices; and
•Attended six of the Committee’s eight meetings in person or by conference telephone and provided advice on other ad hoc queries by the Committee throughout the year.

FW Cook is independent of us and has no relationship with us other than assisting the Committee with its executive compensation governance responsibilities. In accordance with SEC rules established under the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (the “Dodd-Frank Act”), the Committee follows practices that it considers adequate to ensure that the compensation consultant’s advice to the Committee remains objective and is not improperly influenced by our management. These practices include a direct reporting relationship of the consultant to the Committee chairman; meeting with the consultant at least annually in executive session without management present; an annual update to the Committee on FW Cook’s financial relationship with us, including a summary of the work performed for us during the preceding twelve months; and an assessment and confirmation by the Committee of FW Cook’s independence from us. Additionally, FW Cook has no service lines other than executive compensation consulting, so the potential for any conflict of interest as a result of providing other services to us is nonexistent. With the consent of the Committee chair, FW Cook may, from time to time, contact our executive officers for information necessary to complete its assignments and may make reports and presentations to and on behalf of the Committee that the executive officers also receive.

How We Determine Each Element of Compensation

The compensation process for our NEOs and other executive officers begins with an annual evaluation by the Management Compensation Committee, which considers Company performance against the stated performance measures and goals for the year, each executive officer’s individual performance and contributions to our results, any changes in responsibilities, internal equity and consistency, the future potential of each executive officer, and market data from industry and general market sources. The Management Compensation Committee formulates recommendations based on this process for the base salaries and incentive opportunities for all executive officers other than the members of such committee. After review and approval of the Management Compensation Committee’s recommendations by the CEO, such recommendations are presented to the Committee for its consideration and evaluation. The CEO makes recommendations to the Committee with respect to other members of the Management Compensation Committee. The Committee evaluates these recommendations and makes its own determination for the base salary and incentive opportunities of our CEO. The Committee’s compensation recommendations are then presented to our Board for final approval.

In determining the amounts of each element of compensation and the aggregate compensation for our NEOs, we review market practices as described under “Market Comparisons” below. We do not use any specific formulae or attempt to satisfy any specific ratio for compensation among our executive officers. We also do not generally target any particular allocation for base salary, annual incentive, or long-term incentive as a percentage of total compensation. Target compensation levels are decided upon based on a review of relevant market practices; the responsibilities, past performance and future potential of each executive; internal equity considerations; each executive’s ability to impact financial and operational results; and the recommendations of the Committee’s independent compensation consultant.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Market Comparisons

During early 2021, FW Cook evaluated the total direct compensation (consisting of base salary, STI and LTI) of our NEOs relative to market practices. The compensation of each of our NEOs was compared to that of individuals in comparable positions among a peer group of companies listed below, and to nationally published compensation survey data.

The peer group in place when 2021 compensation levels were set consisted of sixteen publicly traded companies in the insurance industry that compete with us for talent, face similar challenges in the financial services sector, and have senior executives with generally comparable responsibilities. As of the date of FW Cook’s report, the 2021 peer group revenues for the prior four quarters ranged from approximately $1.3 billion to $18.6 billion (median revenues of approximately $5.8 billion), and assets ranged from approximately $9.5 billion to $73.1 billion (median assets of approximately $27.2 billion). Our total revenues were approximately $3.8 billion in 2020, and our assets were approximately $29.5 billion at the end of 2020, placing us slightly above the 25th percentile of the peer group in revenues and above the median of the peer group in assets. The 2021 peer group was comprised of the following companies:

American Equity Investment Life Insurance Company	The Hanover Insurance Group, Inc.
American Financial Group, Inc.	Horace Mann Educators Corp.
Arch Capital Group, Ltd.	Kemper Corporation
Cincinnati Financial Corporation	Markel Corporation
CNO Financial Group, Inc.	Old Republic International Corporation
First American Financial Corporation	Primerica, Inc.
Fairfax Financial Holdings, Ltd.	Selective Insurance Group, Inc.
Globe Life, Inc.	Unum Group

The published survey data used by FW Cook covered a broader set of companies within the insurance industry, including many if not all of the peer companies. Our executives were matched to survey data based on job scope and responsibility in order to develop a competitive analysis. The specific surveys used for 2021 were:
•Mercer’s 2020 Executive Benchmark Database (containing tabular data of insurance companies based on asset size and industry data based on net revenues);
•Willis Towers Watson’s 2020 Financial Services survey (containing insurance industry data based on each executive’s individual job scope); and
•LOMA’s 2020 Executive Compensation Survey Report (containing tabular insurance industry data).

FW Cook also presented a market composite of survey and peer group data to the Committee, weighted one-third as to the peer group and two-thirds as to the survey data.

After considering FW Cook’s report and the recommendations of the Management Compensation Committee, the Committee recommended, and the Board approved, the 2021 compensation of the NEOs in April 2021.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Elements of 2021 Compensation Provided to the NEOs

The following table lists the primary elements of our executive compensation program for 2021 and the primary purpose of each element. Additional explanation of each element is provided below.

Element	Purpose
Base Salary	Provides a fixed level of competitive compensation commensurate with role and responsibility.
Short-Term Incentive Compensation (STI) through an annual cash bonus opportunity	Focuses executive attention on key financial and operational performance measures.
Long-Term Incentive Compensation (LTI) through growth in the value of book value units (BVUs)	Aligns executives’ interests with those of our stockholders and helps retain executive talent with the opportunity for cash payout of BVUs, based on growth in book value over a three-year period.
Retirement Benefits, consisting of non-qualified deferred compensation plans, qualified and non-qualified Company pension plans (now frozen), and the Company’s 401(k) Plan	Assists in providing for the long-term financial security and future well-being of our executives and their families.
Health and Welfare Benefits (consisting of basic and supplemental health insurance, disability protection, and life insurance)	Assists in providing for the current well-being and financial protection of our executives and their families.

Base Salary

Base salary is an important component of total compensation for our NEOs, and it is vital to our goal of recruiting and retaining executive officers with proven abilities. Base salaries are determined for each NEO based on abilities, qualifications, accomplishments, prior work experience and market data. Adjustments are considered annually based on current market data, the consistency of the executive officer’s individual performance over the prior year, changes in responsibilities, future potential and internal equity. The Committee generally has sought to approximate market median salaries for the NEOs.

In its evaluation of our executive compensation program in early 2021, FW Cook found that the base salaries of the NEOs other than Mr. Merrill approximated the market median and that Mr. Merrill’s base salary was approximately 72% of market median. Such evaluation was conducted prior to Mr. Walsh’s and Mr. Merrill’s promotions. After considering FW Cook’s findings, the Committee in April 2021 recommended increasing the base salaries of each of the NEOs other than Mr. Merrill by 3.5%, which the Committee and FW Cook believed was supported by market data and was generally consistent with base salary increases in the industry. In recognition of Mr. Walsh’s promotion to Chief Operating Officer, the Committee granted Mr. Walsh an additional 9.5% base salary increase on top of the 3.5% increase. Mr. Merrill had been hired as Senior Vice President, Deputy Chief Financial Officer in November 2020 at a base salary that the Committee believed would be commensurate with his experience upon his promotion to Chief Financial Officer. In response to FW Cook’s findings, however, the Committee in April 2021 recommended an increase of $10,000 to Mr. Merrill’s prior base salary of $340,000. The Board approved the Committee’s recommendations with respect to the NEOs in April 2021.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

The table below illustrates base salary changes for 2021.

Name	2020 Base Salary	2021 Base Salary	Percentage Increase
James E. Pozzi	$1,115,030	$1,154,069	3.5%
Timothy A. Walsh	$575,016	$649,779	13.0%
Brody J. Merrill	$340,000	$350,006	2.9%
David A. Behrens	$599,918	$620,919	3.5%
J.D. Johnson	$444,581	$460,142	3.5%
Hoyt J. Strickland	$444,581	$460,142	3.5%

Base salary changes at our Company typically take effect on May 1st. As a result, salary amounts shown in the Summary Compensation Table as paid for 2021, for example, include four months (January through April) of amounts paid based on 2020 approved base salaries and eight months based on 2021 approved base salaries.

Incentive Compensation Generally

Eligibility for EICP participation is determined by the Committee and the Board. All incentive compensation is subject to review and approval by the Committee and the Board, both at the time of setting performance goals and at the time of payment of awards. Except as otherwise described in the “Long-Term Incentive Compensation” discussion below, in order to receive an incentive compensation award payout, an executive must be employed by us at the time of payout; provided, however, that in the event of death, disability, normal retirement after the age of 65, or retirement prior to age 65 with age plus years of service to American National equal to at least 85, the payout will be prorated for the portion of the applicable performance period up to the date of such event. Like our 2020 EICP, the 2021 EICP featured separate STI and LTI components.

Short-Term Incentive Compensation

For 2021, the Committee recommended, and the Board approved, the continuation of the STI framework first implemented in 2016, which features a common set of performance measures for all executives, all of which are important measures of insurance company financial performance. For 2016 through 2019, those performance measures focused on premium growth, insurance return on equity, and the property and casualty combined ratio. For 2020, the Committee and Board determined to replace the insurance return on equity performance measure with pre-tax total operating income to allow for a more transparent metric, and such metric remained during 2021. The Committee believes that program participants have a better understanding of the new metric and how departmental goals can impact its result. The metrics for 2021 are described in further detail below. The metrics for business unit leaders include an additional performance factor relevant to each unit leader’s specific area of operations.

Incentive Opportunities: STI opportunities are expressed as a percentage of base salary for each participant. For each applicable performance measure, the Committee adopts threshold, target and maximum levels of performance. An NEO’s aggregate STI opportunity is equal to the sum of the incentive opportunities tied to the specific performance measures applicable to that individual. For each performance measure, the payout for threshold level performance is equal to 50% of the target performance payout, and the payout for maximum level performance is equal to 150% of the target performance payout. The earned percentage is prorated for performance between levels. For example, if actual performance under a particular measure is halfway between threshold and target levels, an NEO would receive his threshold award plus one-half of the additional award attributable to target level achievement for that measure.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

After reviewing market data from FW Cook, the Committee determined that aggregate target STI opportunities under the 2020 EICP were reasonably aligned with market median practices. For 2021, therefore, the Committee recommended, and the Board approved, the use of the same aggregate STI award opportunities for the NEOs as under the 2020 EICP, except that Mr. Walsh’s aggregate target STI opportunity was increased from 70% of base salary to 75% of base salary in light of his promotion. The following table reports the aggregate threshold, target and maximum STI opportunity for each of the NEOs as a percentage of base salary for 2021:
2021 STI Aggregate Incentive Opportunities as a Percentage of Base Salary

Name	Threshold	Target	Maximum
James E. Pozzi	50.0%	100.0%	150.0%
Timothy A. Walsh	37.5%	75.0%	112.5%
Brody J. Merrill	25.0%	50.0%	75.0%
David A. Behrens	35.0%	70.0%	105.0%
J.D. Johnson	27.5%	55.0%	82.5%
Hoyt J. Strickland	27.5%	55.0%	82.5%

Performance Measures: The Committee generally recommends performance measures and the corresponding threshold, target and maximum levels of performance for our NEOs after consideration of our annual business plan, historical data and input from the Management Compensation Committee. The Committee recommended the specific performance measures and goals for the 2021 EICP in March 2021, and the Board approved them in April 2021.

Performance measures and goals are intentionally set with a level of stretch such that achieving target goals is not assured. NEOs are reasonably likely to meet most, but not all, threshold performance goals. Target performance goals generally are set in accordance with the Company’s annual business plan and include a reasonable degree of stretch. Maximum levels of performance are established at levels including significant stretch and above that which is expected to achieve the performance required under the business plan. Achievement of an aggregate target STI payout generally means that the performance of the NEO and the Company has met yearly objectives established under the EICP.

STI performance measures used for the NEOs in 2021 are explained below.
1.Total Pre-Tax Operating Income: This is pre-tax operating income excluding realized investment gains and losses and unrealized gains and losses on equity securities.
2.Life and P&C Direct Earned Premium Growth (“Premium Growth”): This is the simple average of the annual growth in weighted direct earned premium for our life and property and casualty business segments, calculated in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Weighted direct earned premium is premium income to us, actually received, that is weighted in accordance with industry standards for measuring premium. Pursuant to such standards, recurring premiums are weighted at 100%, and single premiums are weighted at 10% of the actual amount received.
3.P&C Combined Ratio: This is the total combined ratio for our property and casualty insurance operations, inclusive of the impact of catastrophes and credit property and casualty operations. The combined ratio, an indication of underwriting profitability, measures the ratio of losses, loss adjustment expenses and operating expenses to net earned premium. Losses, loss adjustment expenses and operating expenses are calculated after reinsurance.
4.IMG Life Direct Earned Premium Growth: This is actual annual growth in our total weighted life direct earned premium through our Independent Marketing Group. Weightings include single premiums at 10%. Excess premiums are unweighted.
5.CSSD Life Direct Earned Premium Growth: This is actual annual growth in our total weighted life direct earned premium through our Career Sales and Service Division. Weightings include single premiums at 10%. Excess premiums are unweighted.

In accordance with the terms of the EICP, the amount of an STI award payable based on performance measures unrelated to earnings is reduced by 50% of the calculated amount if operating return on equity (“ROE”) falls below a specified level. This includes the performance measures for Premium Growth, IMG Life Direct Earned Premium Growth, and CSSD Life Direct Earned Premium Growth. The threshold level of operating ROE performance was achieved during 2021; accordingly, no such reduction was required.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

The table below shows the performance measures and their approximate weightings as a percentage of the total STI opportunity for each NEO during 2021. As business unit leaders, Messrs. Behrens and Strickland had an added key operational measure based on the Direct Life Earned Premium Growth measure that each had the ability to impact, in addition to the three common performance metrics.

2021 STI Performance Measures and Approximate Weightings for NEOs

Performance Measure	Pozzi	Walsh	Merrill	Behrens	Johnson	Strickland
Total Pre-Tax Operating Income	50.0%	50.0%	50.0%	40.0%	50.0%	40.0%
Premium Growth	35.0%	35.0%	35.0%	25.0%	35.0%	25.0%
P&C Combined Ratio	15.0%	15.0%	15.0%	10.0%	15.0%	10.0%
IMG Life Direct Earned Premium Growth	—%	—%	—%	25.0%	—%	—%
CSSD Life Direct Earned Premium Growth	—%	—%	—%	—%	—%	25.0%

The table below shows each STI performance measure and the threshold, target and maximum goals associated with each, along with actual 2021 performance with respect to each performance measure. Incentive opportunities are expressed as a percentage of base salary. Pursuant to the Committee’s incentive compensation adjustments policy, in calculating Total Pre-Tax Operating Income, we excluded the impact of $21.4 million in expenses relating to the Merger. Information regarding our performance measures is provided in the limited context of our STI discussion in this Compensation Discussion and Analysis and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

STI Performance Measure	Threshold	Target	Maximum	2021 Actual
Total Pre-Tax Operating Income	$200 million	$240 million	$280 million	$262 million
Premium Growth	3.00%	4.00%	6.00%	7.20%
P&C Combined Ratio	101.00%	98.50%	95.00%	97.49%
IMG Life Direct Earned Premium Growth	5.00%	7.10%	11.00%	11.67%
CSSD Life Direct Earned Premium Growth	1.00%	1.90%	3.00%	5.39%

Following the Company’s completion of the 2021 financial statements, the Committee and the Board assessed the Company’s performance against the goals established at the beginning of the year to determine the aggregate STI award payable to each NEO. Awards earned were paid on February 25, 2022. The following table shows how each NEO performed relative to his 2021 aggregate target STI opportunity:

2021 STI Potential Target Aggregate Incentive Opportunities for the NEOs Compared to Actual Aggregate STI Incentive Award Earned

	Aggregate Target STI		Actual Aggregate Incentive Award Earned
Name	As a % of Base Salary	As $ Amount	As a % of Target STI	As a % of Base Salary	As $ Amount
James E. Pozzi	100%	$1,154,069	131.5%	131.5%	$1,517,344
Timothy A. Walsh	75%	$487,334	127.5%	95.7%	$621,520
Brody J. Merrill	50%	$175,003	131.7%	65.9%	$230,537
David A. Behrens	70%	$434,643	135.5%	94.9%	$589,004
J.D. Johnson	55%	$253,078	131.5%	72.3%	$332,772
Hoyt J. Strickland	55%	$253,078	135.5%	74.5%	$343,003

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Long-Term Incentive Compensation

2021 LTI Program: For 2021, the Committee recommended, and the Board approved, the continuation of the LTI framework originally implemented as part of the 2016 EICP. The Committee and the Board approved the Company’s award to each participant of a target number of BVUs, the ultimate number and value of which will be determined and paid in cash at the end of the three-year performance period ending December 31, 2023, subject to the Company’s achievement of the required growth in book value. The number of target BVUs initially awarded is based on each executive’s target LTI opportunity, as approved by the Committee and the Board, stated in dollars and divided by $100. At the end of the three-year performance period, the number of BVUs earned, if any, will be based on the compound annual growth rate (“CAGR”) of the Company’s GAAP book value during such performance period, adjusted for dividends paid. For purposes of the three-year CAGR calculation, the beginning value will be our GAAP book value at December 31, 2020, and the ending value will be our GAAP book value at December 31, 2023, plus dividends paid during 2021, 2022 and 2023. After the end of the third year, each BVU earned will be settled in cash in an amount equal to $100 times the adjusted three-year CAGR.

The Committee believes providing long-term incentives based on growth in book value aligns management’s economic incentives directly with the long-term financial performance and strength of the Company. Earnings of the Company are either added to book value per share or paid out as dividends on all outstanding shares. In this way, book value more closely reflects the real economic value of the Company and is not subject to fluctuations in the stock market unrelated to the Company’s performance. In addition, awarding long-term incentives in the form of cash-settled BVUs helps mitigate concerns of stockholder dilution associated with certain equity awards.

For the 2021 LTI, the Committee and the Board approved the following book value growth objectives: a threshold book value CAGR of 4.0%, a target book value CAGR of 6.25%, and a maximum book value CAGR of 9.0%. Such objectives were recommended by the Committee after reviewing our three-year adjusted book value CAGR over ten and fifteen-year periods ending December 31, 2020. The three-year average adjusted book value CAGR during the ten-year period was 7.02%, while the three-year average adjusted book value CAGR over the fifteen-year period was 5.75%.

On April 22, 2021, upon the recommendation of the Committee, the Board awarded each LTI participant, including all of the NEOs, with a target number of BVUs that varied with the role and responsibilities of each participant within the enterprise. In accordance with the terms of the LTI program, each target BVU has an initial value of $100. The Committee and Board determined to use the same LTI opportunities for the NEOs for 2021 as were used under the 2018, 2019 and 2020 LTI, except for Mr. Merrill, who joined the Company in November 2020, and for Mr. Walsh, whose LTI opportunity was increased from 65% to 70% of base salary following his promotion.

The number of target BVUs awarded to each NEO under the 2021 EICP is shown in the table immediately below. Such table also shows the value of such target BVUs (based on an initial value of $100 per BVU), expressed both as a dollar amount and as a percentage of base salary.

2021 LTI Target BVUs

Name	Target BVUs
	Number	As $ Amount*	As a % of Salary*
James E. Pozzi	28,852	$2,885,200	250.0%
Timothy A. Walsh	4,548	$454,800	70.0%
Brody J. Merrill	500	$50,000	14.3%
David A. Behrens	4,036	$403,600	65.0%
J.D. Johnson	2,301	$230,100	50.0%
Hoyt J. Strickland	2,301	$230,100	50.0%
*Based on an initial value of $100.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

The following table shows the number of BVUs that may be earned by the NEOs at the end of the three-year performance period ending December 31, 2023 in relation to the established book value growth objectives and the target number of BVUs awarded to each NEO:

	Minimum	Target	Maximum
BVU Growth (CAGR, adjusted for dividends)	4.0%	6.25%	9.0%
BVUs Earned	50% of Target BVUs	100% of Target BVUs	150% of Target BVUs

No BVUs will be awarded if book value CAGR, adjusted for dividends, is less than 4.0% at the end of the performance period. At or above 4.0% adjusted book value CAGR, BVUs earned will be prorated between minimum and target levels or, as applicable, between target and maximum levels, depending on the level of CAGR achieved. The number of BVUs actually earned, if any, will be determined based on information as of December 31, 2023. Each BVU earned in accordance with the table above will be settled in cash in the first quarter of 2024 in an amount equal to $100 times the adjusted three-year CAGR achieved at December 31, 2023.

Generally, all BVUs are forfeited if the recipient’s employment with us terminates prior to settlement for any reason other than (1) normal retirement after age 65, (2) retirement prior to age 65 with age plus years of service to American National equal to at least 85, (3) death or (4) disability. For any of such events, the number of BVUs earned is adjusted pro-rata to the date of such event, based on the number of whole months of service, including credit for the month in which any such event occurs. However, in connection with its review of matters involving the Merger, the Committee reviewed the terms and conditions of the BVUs issued under the LTIs for 2019, 2020 and 2021. As a result of that review, on August 5, 2021, the Committee approved a form of amendment for all outstanding 2019, 2020 and 2021 BVUs to address their treatment in the event the Merger is completed during the BVUs’ applicable three-year performance period. Such amendment addresses the treatment of holders of such BVUs in the event their employment with the Company or an affiliate thereof is terminated without “cause” (as defined in the amendment) and in the event of a “Change in Control” of the Company (as defined in the amendment). Each of the NEOs has executed such amendment, which is further described in the “BVUs and Termination of Employment” discussion in the section below titled “Potential Payments Upon Termination or Change of Control.” The Merger was not completed prior to the close of the three-year performance period that applied to the 2019 LTI program. As a result, the above BVU amendments did not affect payments made under the 2019 LTI program, which are discussed in the section immediately below.

Settlement of BVUs Awarded under the 2019 LTI Program: The three-year performance period in effect for the 2019 LTI program ended on December 31, 2021. Following the Company’s completion of the 2021 financial statements, the Committee and the Board assessed the Company’s performance against the goals established in 2019 to determine the aggregate BVUs earned. Pursuant to the Committee’s incentive compensation adjustments policy, in calculating the book value CAGR achieved for such performance period, we excluded the after-tax impact of expenses relating to the Merger. By excluding this item, GAAP equity was increased by approximately $16.9 million for purposes of calculating adjusted book value CAGR at December 31, 2021, which had no effect on the BVU cash settlements. Our book value at December 31, 2021 with such exclusion, plus dividends paid during 2019, 2020 and 2021, was approximately $7.28 billion. Our GAAP book value on December 31, 2018 was approximately $5.27 billion. The resulting adjusted book value CAGR for the three-year performance period ending December 31, 2021 was 11.38%.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

The book value growth objectives for the 2019 LTI were a threshold book value CAGR of 4.0%, a target book value CAGR of 6.25%, and a maximum book value CAGR of 9.0%. The 11.38% adjusted book value CAGR achieved, which exceeded maximum, resulted in the maximum percentage of 150% of target BVUs earned by each of the NEOs participating in the 2019 LTI. Each earned BVU was settled in cash on February 25, 2022 at an accumulated value of $129.50 per BVU, the product of the $100 initial BVU value times the three-year adjusted maximum book value CAGR of 9.00% (or $100 x 1.09%3). Such cash settlement is reflected in the table below. Mr. Merrill is excluded from the table below, as he was not employed by the Company when BVUs were issued under the 2019 LTI.

Cash Settlement of BVUs Earned under 2019 LTI Program

	2019 Target BVUs		BVUs Earned as of End of Performance Period (12/31/2021)
Name	Number of BVUs	As $ Amount*	Number of BVUs	As $ Amount**
James E. Pozzi	26,875.0	$2,687,500	40,312.5	$5,220,469
Timothy A. Walsh	3,465.0	$346,500	5,197.5	$673,076
David A. Behrens	3,770.0	$377,000	5,655.0	$732,323
J.D. Johnson	2,150.0	$215,000	3,225.0	$417,638
Hoyt J. Strickland	2,150.0	$215,000	3,225.0	$417,638
*Based on initial value of $100.
**Based on a maximum accumulated value of $129.50 per BVU.

Retirement Benefits

We maintain Company-sponsored retirement and deferred compensation plans for the benefit of our salaried employees, including our NEOs. These benefits are designed to assist in providing for the long-term financial security of these employees and their families. Like all of our salaried employees, our NEOs are eligible to participate in the American National 401(k) Plan (the “401(k) Plan”), a Company-wide, tax-qualified retirement plan. The intent of the plan is to provide all salaried employees with a tax-advantaged savings opportunity for retirement. We make an annual matching contribution equal to 100% of each participant’s deferral, up to four percent of his or her compensation. As required, eligible pay under this plan is capped at annual limits established under the Internal Revenue Code of 1986, as amended (the “Code”).

Because eligible pay under the 401(k) Plan is capped under the Code, we have offered additional means for certain employees to save for retirement. Prior to 2014, we offered qualified and nonqualified defined benefit pension plans. The general purpose of the non-qualified defined benefit pension plans was to restore curtailments of benefits under the qualified plan required to comply with covered compensation limits under the Code. These plans and the benefits provided under them to the participating NEOs are further discussed below in connection with the Pension Benefits table.

In July 2013, management recommended and the Committee and the Board approved that we shift our retirement benefits from defined benefit pension plans to contributory defined contribution plans. In accordance with this recommendation, we amended our qualified and non-qualified defined benefit pension plans effective December 31, 2013 to freeze participation and future benefit accruals, with no additional years of service credit or salary increase credit thereafter. Benefits earned by eligible employees prior to such date are not affected, including any such benefits earned by eligible employees who are not vested as of such date but become fully vested thereafter. All participating employees were affected by these amendments, including the NEOs participating in such plans.

In connection with the freezing of the defined benefit pension plans, we adopted the American National Family of Companies Executive Supplemental Savings Plan, effective January 1, 2014. This unfunded nonqualified deferred compensation plan was renamed the American National Executive Supplemental Savings Plan effective January 1, 2015 (the “Executive Plan”). The Executive Plan permits certain executives and highly compensated employees to defer a portion of their compensation that they would otherwise receive and permits us to match such elective deferrals in the same manner as would be permitted under our qualified 401(k) Plan in the absence of limitations imposed by the Code. The Executive Plan includes both employee deferral and Company contribution components. All of the NEOs participate in the Executive Plan.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Pursuant to the Executive Plan, participants may elect to defer a portion of their annual salary and certain performance-based compensation and bonuses. During each plan year, we make a matching contribution equal to 100% of each participant’s deferral, up to four percent of his or her compensation in excess of the compensation limit under Code section 401(a)(17) for that year.

Executive Plan participant deferrals and Company contribution amounts are held in a grantor (rabbi) trust subject to the claims of the creditors of the participant’s employer and are deemed invested in the particular investment options selected by each participant. Participants vest in Company contributions after completing three years of service. Executive Plan participants may elect whether they will receive a distribution of their plan account balances upon termination of employment or at a specified date. Distributions can be made in a lump sum or in five or ten annual installments. As a result of certain restrictions under the Code, most participants (including all of the NEOs) may not actually receive or commence their benefits until six months after termination of employment.

Compensation for purposes of computing the Company’s contributions to an NEO’s Executive Plan account consists of each participant’s W-2 compensation and amounts not included in income due to a salary reduction agreement, such as for 401(k) Plan contributions. Compensation does not include the value of reimbursements or other expense allowances, moving expenses, fringe benefits, deferred compensation, welfare benefits or any amounts includable in income due to restricted stock, BVUs or Christmas bonuses. In addition, when determining the amount of the Company matching contributions to the Executive Plan, the participant’s compensation is determined before any deferral made under that plan.

Other Benefits

Basic health benefits, disability protection, life insurance and similar programs are provided to make certain that access to healthcare and income protection are available to our employees and their family members. Each of our NEOs, as well as all of our officers at the parent company of the level of vice president and above, participates in our Merit Plan, a medical plan that supplements our core medical insurance plan. The Merit Plan provides coverage for co-pays, deductibles, and other out-of-pocket expenses that are not covered by the core medical insurance plan. Benefits under the Merit Plan are taxable to the recipient only to the extent any such benefits are provided for medical expenses that would not be deductible by the recipient for federal income tax purposes.

Special Considerations for Pension-Related Amounts Reported in the Summary Compensation Table

It is important to note that amounts reported in Column (e) (“Changes in Pension Value and Non-Qualified Deferred Compensation Earnings”) of the Summary Compensation Table below are not the result of any decision to increase or decrease pay. For each of the NEOs, the amount reported in such column includes the year-over-year change in accrued pension benefits under our frozen defined benefit pension plans. Such change is influenced by variables outside of the Company’s control, including interest rates, mortality factors, and the age of each individual.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Consideration of Risks from Compensation Policies and Practices

In early 2018, at the request of the Committee, FW Cook performed a review of our compensation policies and practices to determine whether such policies and practices encourage excessive risk taking that is reasonably likely to have a material adverse effect on the Company as a whole. In March of 2019, 2020 and 2021, our Chief Risk Officers provided the Committee with updated reviews of our compensation policies and practices, which noted in part that there have been no material changes to our compensation policies and practices during such years. Based on such reviews, the Committee concluded in each of such years that our compensation programs do not encourage excessive risk taking that is reasonably likely to have a material adverse effect on the Company as a whole. In reaching its conclusion, the Committee considered several features of our compensation programs that were noted by FW Cook and our Chief Risk Officers as discouraging excessive or unnecessary risk taking. Among such features are the following:
•conservative overall pay positioning of annual cash compensation for most executive positions;
•effective balance between annual (STI) and deferred, at-risk (LTI) compensation, with no use of highly leveraged performance stock awards or stock options;
•appropriately rigorous performance measures that are tied to overall corporate results and well-balanced between revenue growth, profitability and capital-based return measures;
•long-term incentives based on growth in book value over overlapping three-year performance periods to mitigate any risk of timing transactions;
•caps on both annual and long-term incentive award payouts at appropriately conservative levels;
•absence of large annual incentive awards based on earnings, without any holdback;
•absence of any mega-grants or front-loaded grants of equity;
•stock ownership guidelines, an incentive compensation clawback policy for executive officers, and anti-hedging and anti-pledging policies with respect to the Company’s stock; and
•independent Committee oversight, supported by the availability of an independent compensation consultant who can communicate directly with the Committee through its Chairman as the Committee deems necessary or appropriate.

COMPENSATION COMMITTEE REPORT

The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon such review, the related discussions and such other matters deemed relevant and appropriate to the Committee, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Submitted by the Board Compensation Committee:

E. J. Pederson, Chairman
William C. Ansell
Arthur O. Dummer
James P. Payne
James D. Yarbrough

This Compensation Committee Report does not constitute “soliciting material” and shall not be deemed to be “filed” with the SEC or incorporated by reference into any Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent the Company specifically incorporates this Compensation Committee Report.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

COMPENSATION TABLES

The compensation tables below reflect compensation paid to our NEOs for their service to the Company during the years shown. Any compensation information described for years prior to 2020 reflects compensation paid for service to ANICO only. Except for Mr. Merrill, who was hired by the Company after the Reorganization, our NEOs held the same officer titles with the Company immediately after the Reorganization as those held with ANICO immediately prior to the Reorganization.

SUMMARY COMPENSATION TABLE

The following table sets forth all of the compensation awarded to or earned by the Named Executive Officers (“NEOs”) for the years ended December 31, 2021, 2020, and 2019.

Name and Principal Position	Year	Salary (a)	Bonus (b)	Non-Equity Incentive Plan Compensation (c)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings (d)	All Other Compensation (e)	Total
James E. Pozzi,	2021	$1,139,806	$—	$6,737,813	$940,564	$162,967	$8,981,150
President and Chief Executive Officer	2020	$1,085,636	$—	$5,502,194	$1,761,204	$144,689	$8,493,723
	2019	$1,049,893	$—	$4,891,584	$1,755,409	$153,554	$7,850,440
Timothy A. Walsh,(1)	2021	$622,462	$198	$1,294,596	$6,190	$67,763	$1,991,209
Executive Vice President,	2020	$544,189	$198	$983,276	$13,614	$54,100	$1,595,377
Chief Operating Officer	2019	$526,670	$198	$741,033	$—	$56,277	$1,324,178
Brody J. Merrill,(2)	2021	$346,351	$132	$230,537	$—	$328,548	$905,568
Senior Vice President,	2020	$45,770	$71	$—	$—	$19,179	$65,020
Chief Financial Officer and Treasurer	2019	$—	$—	$—	$—	$—	$—
David A. Behrens,	2021	$613,246	$247	$1,321,327	$19,376	$66,361	$2,020,557
Executive Vice President,	2020	$585,006	$198	$1,086,951	$333,949	$57,580	$2,063,684
Independent Marketing	2019	$572,677	$198	$981,875	$441,724	$64,232	$2,060,706
Johnny D. Johnson,	2021	$454,457	$198	$750,410	$48,556	$56,231	$1,309,852
Executive Vice President,	2020	$433,536	$198	$611,882	$99,494	$47,599	$1,192,709
Corporate Business Process Officer	2019	$424,406	$198	$467,870	$97,705	$56,807	$1,046,986
Hoyt J. Strickland,	2021	$454,457	$198	$760,641	$4,554	$54,415	$1,274,265
Executive Vice President,	2020	$433,536	$198	$625,179	$84,125	$46,645	$1,189,683
Career Sales & Service Division	2019	$424,406	$198	$489,574	$103,375	$50,652	$1,068,205
(1)Mr. Walsh was appointed as Executive Vice President, Chief Operating Officer on April 22, 2021. Prior to such time, during the years presented in the Summary Compensation Table, Mr. Walsh served as Executive Vice President, CFO, Treasurer, Multiple Line and P and C Operations.
(2)Mr. Merrill was appointed as Senior Vice President, Chief Financial Officer and Treasurer on April 22, 2021. He was hired by the Company in November 2020 as Senior Vice President, Deputy Chief Financial Officer.

Column (a) - Salary. These amounts represent base salary paid during the years shown, including any amount of base salary the NEO may have contributed to our 401(k) plan and to the Executive Plan. Any base salary changes at our Company typically take effect on May 1st of each year. Salary amounts shown in the table as paid for 2019, therefore, include four months (January through April) of amounts paid based on 2018 approved salaries and eight months based on 2019 approved salaries, and salary amounts shown in the table as paid for 2021 include four months (January through April) of amounts paid based on 2020 approved salaries and eight months based on 2021 approved salaries. For 2020, however, due to uncertainty relating to the COVID-19 pandemic, salary increases were delayed and not effective until September 15, 2020. Salary for 2020, therefore, includes eight and a half months paid at 2019 salary levels, and three and a half months paid at 2020 salary levels.

Column (b) - Bonus. These amounts reflect an annual holiday bonus. The amount of the bonus is determined based upon an employee’s time of service with us.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Column (c) - Non-Equity Incentive Plan Compensation. The amounts shown include earnings for participating NEOs under the 2021, 2020 and 2019 STIs and the cash settlement of BVUs earned as of December 31, 2021 pursuant to the 2019 LTI, as of December 31, 2020 pursuant to the 2018 LTI, and as of December 31, 2019 pursuant to the 2017 LTI. Earnings under the 2021 STI and the cash settlement of BVUs earned as of December 31, 2021 pursuant to the 2019 LTI are shown in the following table:

Name	STI	LTI
James E. Pozzi	$1,517,344	$5,220,469
Timothy A. Walsh	$621,520	$673,076
Brody J. Merrill	$230,537	$—
David A. Behrens	$589,004	$732,323
J. D. Johnson	$332,772	$417,638
Hoyt J. Strickland	$343,003	$417,638

The cash value of BVUs earned as of December 31, 2021 under the 2019 LTI was contingent upon growth in the book value of the Company’s stock, adjusted for dividends and certain non-recurring items, during the three-year performance period ending December 31, 2021. Similarly, the cash value of BVUs earned as of December 31, 2020 under the 2018 LTI and as of December 31, 2019 under the 2017 LTI was contingent upon growth in the book value of the Company’s stock, adjusted for dividends and certain non-recurring items, during the three-year performance periods ending December 31, 2020 and December 31, 2019, respectively. Please see the “Settlement of BVUs Awarded under the 2019 LTI Program” section of the Compensation Discussion and Analysis above for additional information. For information regarding the target BVUs awarded to the Named Executive Officers during 2021, the ultimate number and cash value of which are also subject to a three-year performance period, please see the 2021 LTI Target BVUs table and additional information provided in the “Long-Term Incentive Compensation” section of the Compensation Discussion and Analysis above and the Grants of Plan-Based Awards Table below. For further information about the 2021 STI program and grants made under it, please see the “Short Term Incentive Compensation” section of the Compensation Discussion and Analysis above and the Grants of Plan-Based Awards Table below.

Column (d) - Change in Pension Value and Non-Qualified Deferred Compensation Earnings. These amounts represent the increase, if any, in the present value of each participating NEO’s benefits under our tax-qualified pension plan and nonqualified pension plans for the years shown. Any such increase is influenced by variables outside of the Company’s control, including interest rates, mortality factors, and the age of each individual and is not the result of a decision to increase or decrease pay. As noted in the “Retirement Benefits” section of the Compensation Discussion and Analysis above, participation and future benefit accruals under these plans were frozen effective December 31, 2013. For 2021, the increase in the present value of each of the participating NEO’s accrued pension benefits was primarily due to increased ages and longer predicted lifetimes for each participant. The interest rates and mortality rates used in the pension calculations are determined by the plans’ enrolled actuary. The mortality table assumption used to calculate the present values of pension benefits was updated for 2021 to reflect slightly longer life expectancies. This change was precipitated by new mortality tables and future mortality improvement scale published by the Society of Actuaries. The Pension Benefits Table below contains additional information.

The Company does not pay above-market earnings on deferred compensation; therefore, no amounts are reported in this column for deferred compensation.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Column (e) - All Other Compensation. Amounts included in this column for 2021 are further detailed in the table that follows.

All Other Compensation Table - NEOs – 2021

Name	Restricted Stock Dividends	Group Life Insurance Premium(1)	Company Contributions to Defined Contribution Plans(2)	Perquisites		Total
James E. Pozzi	$32,800	$1,236	$91,452	$37,479	(3) (4) (6)	$162,967
Timothy A. Walsh	$—	$1,584	$40,990	$25,189	(3) (5) (6)	$67,763
Brody J. Merrill	$—	$360	$11,600	$21,588	(3)	$328,548	(7)
David A. Behrens	$—	$1,032	$42,741	$22,588	(3) (5)	$66,361
J. D. Johnson	$—	$3,048	$28,250	$24,933	(3) (5) (6)	$56,231
Hoyt J. Strickland	$—	$1,584	$28,782	$24,049	(3) (5) (6)	$54,415
(1)Represents imputed income from group life insurance premiums paid by the Company.
(2)Represents Company contributions to the Executive Plan, discussed in the “Retirement Benefits” section of the Compensation Discussion and Analysis above, and $11,600 in Company contributions to our 401(k) Plan. Executive Plan amounts are further described in the Nonqualified Deferred Compensation Plans – Executive Plan table below.
(3)Includes our Merit Plan benefit, described in “Other Benefits” above. The Merit Plan is underwritten by National Western Life Insurance Company. Total premium paid to National Western Life Insurance Company for all Merit Plan participants in 2021 was $2,747,732. The amount included in the table for this benefit ($21,588) is the average cost of the benefit for all Merit Plan participants since there is no individual underwriting or premium relating to each participant.
(4)Includes use of company car.
(5)Includes imputed income relating to a company membership in a golf club operated on property owned by a Company subsidiary.
(6)Includes guest travel, lodging, leisure activities, and/or food and beverage at our business conferences or other events.
(7)In connection with the Company’s hiring of Mr. Merrill in November 2020, the Company agreed to make certain payments to him as a signing bonus, in lieu of participation in the 2020 STIP, and in recognition that his initial long-term incentive grant would not vest and be payable until the end of the three-year period ending December 31, 2023. The total amount shown for Mr. Merrill includes $295,000 paid in 2021 as part of such arrangement.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table has information about 2021 awards made under the EICP. Please see the “Annual Incentive Compensation” section of the Compensation Discussion and Analysis above for a more complete description of the 2021 EICP. The STI and LTI are cash-based, and there were no equity awards granted to the NEOs under the EICPs for any of the years shown in the Summary Compensation Table.

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards

	Grant Date STI (a)	Grant Date LTI (b)	No. of Target Book Value Units (c)	Estimated Possible Payouts Under Long-Term Incentive Plan			Estimated Possible Payouts Under Short-Term Incentive Plan
Name				Threshold (d)	Target (e)	Maximum (f)	Threshold (g)	Target (h)	Maximum (i)
James E. Pozzi	4/22/2021	4/22/2021	28,852	$1,442,600	$2,885,200	$4,327,800	$577,035	$1,154,069	$1,731,104
Timothy A. Walsh	4/22/2021	4/22/2021	4,548	$227,400	$454,800	$682,200	$243,667	$487,334	$731,001
Brody J. Merrill	4/22/2021	4/22/2021	500	$25,000	$50,000	$75,000	$87,502	$175,003	$262,505
David A. Behrens	4/22/2021	4/22/2021	4,036	$201,800	$403,600	$605,400	$217,322	$434,643	$651,965
J.D. Johnson	4/22/2021	4/22/2021	2,301	$115,050	$230,100	$345,150	$126,539	$253,078	$379,617
Hoyt J. Strickland	4/22/2021	4/22/2021	2,301	$115,050	$230,100	$345,150	$126,539	$253,078	$379,617

Column (a) - Grant Date STI. This is the date the STI award opportunity was approved by the Board of Directors, following the recommendation of the Board Compensation Committee.

Column (b) - Grant Date LTI. This is the date the LTI award opportunity was approved by the Board of Directors, following the recommendation of the Board Compensation Committee.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Column (c)-(f) - Estimated Possible Payouts Under Long-Term Incentive Plan. Pursuant to the LTI under the 2021 EICP, the NEOs have the opportunity to earn book value units based on the CAGR of the Company’s GAAP book value during a three-year performance period ending December 31, 2023. The Board Compensation Committee established three levels (threshold, target and maximum) of book value CAGR performance objectives, with increased BVU opportunities associated with each level. Column (c) shows the number of target BVUs that the Board Compensation Committee awarded to each of the NEOs. Columns (d) through (f) show the dollar value of threshold, target and maximum BVU award opportunities based on an initial base value of $100 per BVU. Any BVUs earned as of the end of the three-year performance period will be paid in cash in the first quarter of 2024. No BVUs will be awarded if book value CAGR, adjusted for dividends, is less than 4% at the end of the performance period. Additional information regarding the LTI is described in the “Long-Term Incentive Compensation” section of the Compensation Discussion and Analysis above. The numbers shown in these columns reflect estimated possible LTI payouts as of the grant date.

Column (g)-(i) - Estimated Possible Payouts Under Short-Term Incentive Plan. These columns include the threshold, target and maximum cash award opportunities for each NEO under the 2021 STI, based on 2021 annual salaries. Under this program, each NEO received an annual incentive award opportunity payable in cash, with final payouts based on 2021 actual performance relative to predetermined performance goals across a range of performance measures. Annual incentive opportunities were based on a percentage of base salary. For each applicable performance measure, there were three levels of performance goals, with increased incentive opportunities associated with each level. Once a threshold performance goal was reached, the actual amount of the award was prorated toward each subsequent performance goal, subject to a cap at the maximum opportunity. Cash incentive awards actually earned with respect to 2021 by the NEOs under the 2021 STI are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR-END TABLE

At December 31, 2021, Mr. Pozzi was the only Named Executive Officer with an outstanding equity award, as shown in the table below. Restrictions with respect to these shares of restricted stock lapse on March 1, 2023. Such shares were granted March 1, 2013.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (a)	Market Value of Shares or Units of Stock That Have Not Vested* (b)
James E. Pozzi	10,000	$1,888,400
*Based on an assumed stock price of $188.84, which was the closing price of our Common Stock on December 31, 2021.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

PENSION BENEFITS TABLE

The following table provides information regarding benefits under our qualified defined benefit pension plan (the American National Employees Retirement Plan, or the “Qualified Plan”) and non-qualified defined benefit pension plan (the American National Insurance Company Nonqualified Retirement Plan for Certain Salaried Employees, or the “Nonqualified Plan”). As noted in the “Retirement Benefits” section of the Compensation Discussion and Analysis above, participation and future benefit accruals under these defined benefit pension plans were frozen effective December 31, 2013, with no additional years of service credit or salary increase credit thereafter. For Mr. Walsh, the following table provides information regarding benefits under the Farm Family Employees Retirement Plan (the “Farm Family Plan”), which was frozen effective December 31, 1996. Mr. Merrill is not a participant in the Qualified Plan, the Nonqualified Plan or the Farm Family Plan, as he was hired after the freezing of such plans. Accordingly, Mr. Merrill has been omitted from the table below.

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
James E. Pozzi	Qualified Plan	35.00	$3,471,463	$—
	Nonqualified Plan	35.00	$9,240,961	$—
Timothy A. Walsh	Farm Family Plan	2.00	$71,633	$—
David A. Behrens	Qualified Plan	15.00	$682,022	$—
	Nonqualified Plan	15.00	$1,836,457	$—
J.D. Johnson	Qualified Plan	6.79	$536,219	$—
	Nonqualified Plan	6.79	$174,640	$—
Hoyt J. Strickland	Qualified Plan	35.00	$639,559	$—
	Nonqualified Plan	35.00	$117,077	$—

The number of years of credited service is shown as of December 31, 2021. In connection with the freezing of the plans effective December 31, 2013, and December 31, 1996 in the case of the Farm Family Plan, no additional years of service were credited after such dates. The present value of the accumulated benefit under each plan is calculated using the December 31, 2021 FASB ASC 715-20 disclosure assumptions as follows: (a) discount rates of 2.86% for the Qualified Plan, 2.10% for the Nonqualified Plan, and 2.65% for the Farm Family Plan, (b) Pri-2012 Total Data Set Sex-distinct Retiree Mortality Tables with full generational projection using MP-2021, and (c) benefits converted to a lump sum using the average of the August, September and October 2021 Lump Sum Segment Rates for the Qualified Plan and the Nonqualified Plan with the 2022 417(e) unisex mortality table prescribed by the Internal Revenue Service (the “IRS”) and using the November 2020 Lump Sum Segment Rates for the Farm Family Plan with the 2021 417(e) unisex mortality table prescribed by the IRS.

The Qualified Plan. The Qualified Plan covers substantially all employees and officers of the Company as of December 31, 2013 and provides benefits based on the participant’s years of service and compensation, which for purposes of the Qualified Plan have been frozen as of such date. The monthly benefit payable under the plan at normal retirement age (usually age 65) for non-bargaining unit employees generally equals:
•1.667% of the employee’s final average pay times years of service (up to 35 years) at December 31, 2013,
•Reduced by a “Social Security offset” amount equal to 0.7% (0.65% for Year of Birth after 1954) times the “Social Security covered pay.”

For purposes of this calculation, “final average pay” is the average of the employee’s pay for the 60 consecutive months prior to December 31, 2013 that produces the highest average (out of the prior 10 years). Pay includes base salary, overtime, bonus incentives, and stock dividends paid on restricted stock awards prior to the vesting of such awards, and gains on exercises of stock appreciation rights (no longer granted by the Company) and vesting of restricted stock awarded before July 25, 2002. In addition, “Social Security covered pay” is one-twelfth of the average of the Social Security wage bases for the 35-year period ending when the employee reaches Social Security retirement age.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

The benefit formula determines the employee's monthly benefit as a life annuity. Instead of taking a life annuity, the employee may elect one of the following options: (1) a 50%, 66 2/3%, 75% or 100% joint and survivor annuity; (2) a 10, 15 or 20-year period certain and life annuity benefit; (3) a life annuity with a Social Security leveling option; or (4) a lump sum benefit. Unless special IRS rules apply, benefits are not paid before employment ends, or age 65 if sooner and if elected by the employee. Mr. Pozzi and Mr. Johnson are the only NEOs eligible to commence in-service retirement benefits at this time, but neither has chosen to do so. Any in-service distributions of benefits paid would be determined according to the applicable plan terms for a life payout.

If an employee chooses one of these benefit options, the interest rate assumptions and mortality tables specified in the plan are used to adjust the benefit so it has the same value as the life annuity, on an actuarial basis.

An employee whose employment ends before age 65 may begin benefit payments as early as age 55 if the employee had at least 20 years of vesting service; however, benefits may not begin before employment terminates. The plan actuary reduces this “vested” benefit below the level of the age 65 benefit to account for early commencement, so the benefit remains the actuarial equivalent of a benefit beginning at age 65.

If an employee retires after age 60, or after age 55 with at least 20 years of service, the employee may take an “early retirement” benefit, beginning immediately after employment ends. The early retirement benefit is based on the pension plan formula. The benefit is reduced below the level of the age 65 benefit, similar in magnitude to the reductions Social Security exacts for early commencement. Mr. Pozzi attained the normal retirement age of 65 in 2015, and Mr. Johnson attained the normal retirement age of 65 in 2017. Both are eligible for retirement. Mr. Behrens and Mr. Strickland are eligible for early retirement under the Qualified Plan.

The Nonqualified Plan. As with the Qualified Plan, participation and future benefit accruals under the Nonqualified Plan were frozen, with no additional years of service credit or salary increase credit, effective December 31, 2013. Benefits under the Qualified Plan are limited by the Code. Like many other large companies, therefore, we offered certain employees nonqualified “excess” benefit plans to make up the difference between the benefit determined under the Qualified Plan formula, without applying these limits, and the benefit actually payable under the Qualified Plan, taking these limits into account. To the extent that any NEO’s annual retirement income benefit under the Qualified Plan exceeds the maximum amount payable from such plan, it will be paid from the Nonqualified Plan. Payment is made from our general assets and not from the assets of the Qualified Plan.

The maximum number of years of service counted for benefit service under the Nonqualified Plan is 35 years. If an employee retires after age 55 with at least 20 years of service, the employee may take an “early retirement” benefit under the Nonqualified Plan, beginning immediately after employment ends. The early retirement benefit is based on the pension plan formula. The benefit is reduced below the level of the age 65 benefit, similar in magnitude to the reductions Social Security exacts for early commencement. Mr. Pozzi attained the normal retirement age of 65 in 2015, and Mr. Johnson attained the normal retirement age of 65 in 2017. Both are eligible for retirement under the Nonqualified Plan. Mr. Strickland and Mr. Behrens are eligible for early retirement under the Nonqualified Plan.

The Farm Family Plan. Mr. Walsh is not a participant in the Qualified Plan or the Nonqualified Plan, and he is the only NEO who is a participant in the Farm Family Plan. Mr. Walsh is currently the President of certain subsidiaries that participated in the Farm Family Plan and was an employee of such companies beginning in 1995. The Farm Family Plan provides a benefit based upon two percent of average annual compensation multiplied by years of service, not to exceed 30. Mr. Walsh had two years of credited service under such plan at the time it was frozen effective December 31, 1996, with no additional years of service credit or salary increase credit thereafter. Upon attaining age 65, Mr. Walsh may receive his benefit under the plan as a lump sum or as an annuity paying $433.53 per month for life. He also qualifies for an early retirement benefit in accordance with the terms of the plan. The plan provides a surviving spouse’s benefit equal to fifty percent of the participant’s benefit, commencing upon the death of the participant and payable for the life of the surviving spouse.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

NONQUALIFIED DEFERRED COMPENSATION PLANS

Executive Plan

The table below has information about each NEO’s participation in our Executive Plan in 2021. The Executive Plan is discussed in the “Retirement Benefits” section of the Compensation Discussion and Analysis above.

Name	Executive Contributions in Last Fiscal Year (a)	Registrant Contributions in Last Fiscal Year (b)	Aggregate Earnings in Last Fiscal Year (c)	Aggregate Withdrawals/ Distributions in Last Fiscal Year (d)	Aggregate Balance at Last Fiscal Year End (e)
James E. Pozzi	$199,628	$79,851	$546,652	$—	$2,996,332
Timothy A. Walsh	$41,474	$29,389	$65,290	$—	$525,872
Brody J. Merrill	$—	$—	$—	$—	$—
David A. Behrens	$31,141	$31,141	$190,478	$—	$1,080,670
J.D. Johnson	$28,250	$16,650	$34,923	$—	$320,825
Hoyt J. Strickland	$17,182	$17,182	$74,546	$—	$534,576

Column (a) – Executive Contributions in Last Fiscal Year. These amounts are included within the “Salary” and “Non-Equity Incentive Compensation” columns of the Summary Compensation Table above. Executive contributions are made each pay period during the fiscal year and are based on each NEO’s elected deferral percentage. Participants are fully vested as to these amounts at the time of contribution.

Column (b) – Registrant Contributions in Last Fiscal Year. As discussed in the “Retirement Benefits” section of the Compensation Discussion and Analysis above, these amounts include a Company matching component. These amounts are included within the “All Other Compensation” column of the Summary Compensation Table above. Participants are fully vested as to these amounts after three years of employment, or upon their earlier attaining of age 65 or a change in control of the Company, in either event while actively employed by the Company.

Column (c) – Aggregate Earnings in Last Fiscal Year. Earnings on amounts contributed to the Executive Plan are determined by investment selections made by each participant in investment alternatives that represent a subset of investment choices offered under our 401(k) Plan. Each participant in the Executive Plan can choose from approximately 21 mutual fund offerings. The 2021 investment returns for the investment choices in which one or more of the NEOs participated are as follows:

Fund	Return	Fund	Return
American Balanced Fund	16.08%	T. Rowe Price Equity Index 500 Fund	28.05%
T. Rowe Price Value Fund	29.42%	T. Rowe Price Retirement 2015 Fund	9.74%
T. Rowe Price Capital Appreciation Fund	18.64%	T. Rowe Price Retirement 2030 Fund	13.75%
T. Rowe Price Growth Stock Fund	19.83%	T. Rowe Price Short Term Bond Fund	(0.03)%
T. Rowe Price Small Cap Stock Fund	16.57%	T. Rowe Price International Stock Fund	1.34%

We do not provide any above-market or preferential earnings rates, nor do we guarantee that an officer’s investments will have positive earnings. Since these amounts are not preferential, they are not included in the Summary Compensation Table.

Column (d) – Aggregate Withdrawals/Distributions in Last Fiscal Year. None of the NEOs made withdrawals or received distributions from the Executive Plan during 2021.

Column (e) – Aggregate Balance at Last Fiscal Year End. The aggregate balance shown represents the sum of executive contributions, Company contributions and aggregate earnings, less any distributions or withdrawals, through December 31, 2021. Fiscal year 2014 was the first year of existence of the Executive Plan. Executive contributions and Company contributions for NEOs were included in the Summary Compensation Tables for years 2014 through 2020 if an NEO was a named executive officer for such years. The sum of executive contributions and Company contributions for such years for NEOs who were required to be included in the Summary Compensation Tables for all such years was as follows: for Mr. Pozzi, $1,407,533, and for Mr. Behrens, $488,703. The 2016 through 2020 Summary Compensation Tables included total executive contributions and Company contributions for Mr. Walsh of $257,579 and for Mr. Strickland of $136,951 for such years. The 2017 through 2020 Summary Compensation Tables included total executive contributions and Company contributions for Mr. Johnson of $130,325 for such years. Mr. Merrill was not included in the Summary Compensation Table for any of such years 2014 through 2020.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Farm Family Supplemental Profit Sharing Plan

Timothy A. Walsh was a participant in the Farm Family Supplemental Profit Sharing Plan, which became effective on January 1, 1997 and was frozen as of December 31, 2004. The purpose of such plan was to provide participants with additional retirement benefits they would have received under the basic qualified retirement plan in absence of certain Code limitations. All contributions under the plan were made by the employer. Plan balances accrue interest quarterly at the “Prime Rate” published in the “Money Rates” section of the Wall Street Journal on the first business day of each calendar quarter. Mr. Walsh will begin receiving distributions from the plan at the same time and in the same manner as he receives distributions under the Farm Family Plan.

The following table provides information regarding Mr. Walsh’s participation in the Farm Family Supplemental Profit Sharing Plan:

Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year*	Aggregate Withdrawals/ Distributions in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End
$—	$—	$12,752	$—	$399,306
*These earnings are not above-market or preferential and thus are not reported in the Summary Compensation Table.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

This section describes and quantifies certain compensation that would become payable under existing plans and arrangements if an NEO’s employment had terminated or if there had been a change in control of our Company on December 31, 2021, given each NEO’s compensation and service levels as of such date and, if applicable, based on our closing stock price on December 31, 2021, which was $188.84.

Executive Severance Plan Payments upon Qualifying Termination
Each of the NEOs and certain other Company executive officers currently participate in the Company’s Executive Severance Plan (the “Severance Plan”), pursuant to which he or she is eligible to receive enhanced severance payments and benefits upon a qualifying termination of employment. Generally, a qualifying termination of employment includes a termination of the participant’s employment by the Company without “cause” or by the executive officer with “good reason.” Under the terms of the Severance Plan, such terms are generally defined as follows:
•        “Cause” generally means: (i) failure or inability to perform any reasonably assigned duties, after written notice from the Board and, if curable, reasonable opportunity to cure such failure or inability; (ii) commission of an act, or plea of guilty or nolo contendere to a misdemeanor, in either case involving dishonesty, fraud, theft, immoral conduct, bribery or extortion, or plea of guilty or nolo contendere to any felony; (iii) misconduct in connection with the business of the Company or any of its affiliates; (iv) material breach of any agreement with the Company or any affiliate thereof, and any written code of conduct and business ethics or other material written policy of the Company or any affiliate thereof relating to personal conduct; or (v) intentional wrongful act or omission that results in the restatement of the Company’s financial statements due to a violation of the Sarbanes-Oxley Act of 2002.
•        “Good reason” generally means the occurrence of any of the following without the officer’s express prior written consent: (i) a material reduction of or to his or her duties, authority, responsibilities or reporting relationship (however, such a change as the result of one or more corporate transactions, by itself, does not constitute a material reduction); (ii) a 10% or greater reduction in base salary or target annual cash bonus; (iii) a requirement that the officer relocate his or her primary work location more than 50 miles from his or her then-current primary work location as reflected in Company records; or (iv) in connection with a change in control, the failure of the Company to assign the Severance Plan to its successor or the failure of such successor to explicitly assume and agree to be bound by the Severance Plan.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Upon a qualifying termination of employment, a participant in the Severance Plan is generally entitled to the following severance benefits pursuant to the executive’s participation agreement thereunder:
•        an amount equal to the participant’s “severance multiple” multiplied by the sum of the participant’s annual base salary and annual bonus, payable as a lump sum within 15 days after the participant’s employment termination date; and
•if the participant timely elects COBRA continuation coverage, reimbursement from the Company for the cost of such COBRA continuation coverage at the amount active employees pay for health coverage through a specified period following the employment termination date (or, if earlier, the date the participant becomes eligible for health insurance coverage under another employer’s plan).
Under the terms of the NEOs’ respective participation agreements:
•        Mr. Pozzi’s severance multiple is 0.5, regardless of whether a change in control has occurred. Mr. Pozzi also is eligible for COBRA reimbursement benefits for up to six months after a qualifying termination (Mr. Pozzi’s qualifying termination must occur prior to May 31, 2022 in order to be eligible to receive severance benefits).
•        Mr. Walsh’s severance multiple is (i) 2.0 for any qualifying termination within 18 months following a change in control and (ii) 1.0 for any other qualifying termination. Mr. Walsh also is eligible for COBRA reimbursement benefits for up to 18 months after a qualifying termination.
•        Mr. Merrill’s severance multiple is (i) 1.5 for any qualifying termination within 18 months following a change in control and (ii) 1.0 for any other qualifying termination. Mr. Merrill also is eligible for COBRA reimbursement benefits for up to 12 months after a qualifying termination.
•        Mr. Behrens’s severance multiple is 1.0, regardless of whether a change of control has occurred. Mr. Behrens also is eligible for COBRA reimbursement benefits for up to 12 months after a qualifying termination.
•        Mr. Johnson’s severance multiple is 0.5, regardless of whether a change of control has occurred. Mr. Johnson also is eligible for COBRA reimbursement benefits for up to six months after a qualifying termination (Mr. Johnson’s qualifying termination must occur prior to May 31, 2022 in order to be eligible to receive severance benefits).
•        Mr. Strickland’s severance multiple is 1.0, regardless of whether a change of control has occurred. Mr. Strickland also is eligible for COBRA reimbursement benefits for up to 12 months after a qualifying termination.

If any payments and benefits to be paid or provided to a participant in the Severance Plan, whether pursuant to the terms of the Severance Plan or otherwise, would be subject to “golden parachute” excise taxes under the Code, the payments and benefits will be reduced to the extent necessary to avoid those excise taxes, but only if such a reduction of pay or benefits would result in a greater after-tax benefit to the participant.

The table below sets forth the amounts that would have been payable to the NEOs pursuant to the Severance Plan as of December 31, 2021, assuming a qualifying termination of employment of each of the NEOs as of such date. The severance amount consists of a cash payment equal to the sum of (i) the product of the NEO’s applicable “severance multiple” multiplied by the sum of the participant’s annual base salary and annual bonus and (ii) periodic reimbursement for COBRA premiums for a period of between six and eighteen months, based on the NEO’s current coverage levels, the aggregate value of which is shown in the table below. With respect to Mr. Walsh and Mr. Merrill, the severance multiple provided in the table below assumes a termination in connection with a change of control, which for these two NEOs results in a higher severance multiple than for any other qualifying termination, as noted above.

Name	Severance Multiple	Salary	Target Bonus	COBRA Reimbursement	Total
James E. Pozzi	0.5	$1,154,069	$1,154,069	$9,040	$1,163,109
Timothy A. Walsh	2.0	$649,779	$487,334	$40,566	$2,314,792
Brody J. Merrill	1.5	$350,006	$175,003	$27,044	$814,558
David A. Behrens	1.0	$620,919	$434,643	$15,744	$1,071,306
J.D. Johnson	0.5	$460,142	$253,078	$9,040	$365,650
Hoyt J. Strickland	1.0	$460,142	$253,078	$18,079	$731,299

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

As a condition to participation in the Severance Plan, each participant agreed not to directly or indirectly solicit, hire, recruit, attempt to hire or recruit, or induce the termination of employment of any employee or agent of the Company for a period of twelve months following his or her date of employment termination. Furthermore, during the six-month period following the participant’s date of employment termination, such participant agreed not to directly or indirectly solicit or contact the Company’s current, former or prospective customers, agents, and distributors for purposes of offering or accepting goods or services similar to or competitive with those offered by the Company. This restriction applies to current or prospective customers, agents, or distributors (i) with whom the participant had contact as a Company employee or (ii) about whom the participant has trade secret or confidential information or information that is not publicly available. Each participant also agreed (x) not to disclose or misuse the Company’s confidential information and (y) not to disparage the Company or any of its current or former employees, officers, directors or any existing or prospective customers, agents, distributors or investors. These confidentiality and non-disparagement provisions are not subject to a time limit.

Restricted Stock and Termination of Employment

Pursuant to the ANICO 1999 Stock and Incentive Plan and award terms approved by the Board of Directors, shares of restricted stock issued to Mr. Pozzi vest upon death, disability, retirement with the consent of the Board of Directors, or upon a change of control of our Company. Such shares are forfeited upon other termination of employment. For purposes of the ANICO 1999 Stock and Incentive Plan, a change of control occurs if (i) there is a change in ownership of our outstanding securities which causes any person other than The Moody Foundation to become the beneficial owner, directly or indirectly, of securities representing fifty percent (50%) or more of the combined voting power of our outstanding securities then entitled to vote for the election of directors; (ii) the Board of Directors approves the sale of all or substantially all of our assets; or (iii) the Board of Directors approves any merger, consolidation, issuance of securities or purchase of assets, the result of which would be the occurrence of an event described in clause (i) above.

The aggregate market value of Mr. Pozzi’s unvested restricted stock as of December 31, 2021 was $1,888,400. The other NEOs had no restricted stock issued to them as of such date.

BVUs and Termination of Employment

In connection with its review of matters involving the Merger with Brookfield Reinsurance, the Board Compensation Committee reviewed the terms and conditions of the BVUs issued and outstanding under the LTIs for 2019, 2020 and 2021 (“Covered BVUs”). As a result of that review, on August 5, 2021, the Committee approved a form of amendment (the “BVU Amendment”) for all Covered BVUs. All of the NEOs executed the BVU Amendment with respect to the Covered BVUs held by each of them. The BVU amendment addresses the treatment of holders of Covered BVUs in the event their employment with the Company or an affiliate thereof is terminated without “cause” (as defined in the BVU Amendment). Following such a termination without cause, and following the end of the three-year performance period applicable to each Covered BVU, the holder will be entitled to a pro-rated payment with respect to their Covered BVUs (based on the number of months in which such holder remained employed with the Company or an affiliate thereof during the applicable three-year performance period under such Covered BVUs). BVUs are forfeited in the event of any other termination prior to settlement.

The BVU Amendment further addresses the mechanism for determining the value of Covered BVUs in the event of a “Change in Control” (as defined in the BVU Amendment). Upon such a Change in Control, the value of the then-outstanding Covered BVUs will be deemed to be equal to their target value (such that a compound annual growth rate of 6.25% will be deemed to be achieved with respect to the target number of such Covered BVUs)(the “Deemed BVU Value”). In the event of a Change in Control, if the holder remains employed until the end of the three-year performance period applicable to each Covered BVU, then 100% of the Deemed BVU Value will be payable to the holder during the first quarter of the calendar year immediately following the close of such performance period. If the holder is terminated without cause following a Change in Control, a pro-rated amount of the Deemed BVU Value would be payable to the holder following the end of the applicable three-year performance period, based on the number of months in which the holder was employed by the Company or an affiliate during the applicable three-year performance period.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Under the terms of the BVU Amendment, “Cause” and “Change in Control” are generally defined as follows:
•“Cause” means any of the following, as determined by the Board Compensation Committee in good faith:
◦recipient’s failure or inability to perform any reasonable assigned duties, after written notice from the Board Compensation Committee and, if curable, a reasonable opportunity to cure such failure or inability;
◦recipient’s commission of an act, or plea of guilty or nolo contendere to a misdemeanor, in either case involving dishonesty, fraud, theft, immoral conduct, bribery or extortion, or plea of guilty or nolo contendere to any felony;
◦recipient’s material breach of any agreement between recipient and the Company or one of its subsidiaries, including any written code of conduct and business ethics or other material written policy of the Company or one of its subsidiaries relating to personal conduct; or
◦recipient’s intentional wrongful act or omission that results in the restatement of the Company’s financial statements due to a violation of the Sarbanes-Oxley Act of 2002.
•“Change in Control” means the occurrence of any of the following events prior to the close of the applicable three-year performance period relating to a Covered BVU:
◦there is a change in ownership of the outstanding securities of the Company that causes any person (including any group of persons within the meaning of Rule 13d-5 under the Exchange Act) other than Moody National Bank, The Moody Foundation, Moody Medical Research Institute and Moody Methodist Church (or any of their respective directors, managers or trustees) to become the beneficial owner (within the meaning of Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s outstanding securities then entitled to vote for the election of directors;
◦the individuals who constitute the Board cease for any reason to constitute at least a majority thereof;
◦the Board’s approval of the sale of all or substantially all of the assets of the Company; or
◦the Board’s approval of any merger, consolidation, issuance of securities or purchase of assets, the result of which would be the occurrence of any event described in clause (i) or (ii) above; provided that, to the extent any amounts with respect to the Deemed BVU Value are subject to Section 409A of the Code and such amounts are considered to be payable upon the occurrence of a Change in Control, then no such payments will be made unless such Change in Control qualifies as a “change in control event” within the meaning of Treas. Reg. Section 1.409A-3(i)(5).

Pursuant to the terms of the 2019, 2020 and 2021 LTI, any amounts paid with respect to Covered BVUs are not payable until the end of the three-year performance periods ending December 31, 2021, with respect to BVUs issued under the 2019 LTI, December 31, 2022, with respect to BVUs issued under the 2020 LTI, and December 31, 2023, with respect to BVUs issued under the 2021 LTI. Accordingly, if an NEO’s employment had been terminated on December 31, 2021, no amounts with respect to Covered BVUs would have been paid under the 2020 or 2021 LTI at such time. However, if an NEO had been terminated without cause on December 31, 2021, whether or not in connection with a change in control event, he would have been entitled to receive payment of amounts earned under the 2019 LTI, in the same manner and amount as described in the note to Column (c) of the Summary Compensation Table above. In the event of any other termination as of December 31, 2021, the NEOs would not have been entitled to receive payment of any amounts under the 2019 LTI.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

The table below shows (1) the number of Covered BVUs held by the NEOs as of December 31, 2021, (2) the applicable pro-rated number of Covered BVUs, based on the number of whole months of the applicable three-year performance periods during which the NEO was employed by the Company, assuming a December 31, 2021 termination of each of the NEOs; and (3) the amount that would be payable to each of the NEOs at the end of the applicable three-year performance periods with respect to the pro-rated number of Covered BVUs, assuming achievement of target book value compound annual growth rate (i.e., the Deemed BVU Value). For a termination in connection with a Change in Control, the Deemed BVU Value applies pursuant to the terms of the BVU Amendment. Covered BVUs that were granted in 2019 are excluded, because they vested on December 31, 2021 and were settled in cash in accordance with their terms in February 2022.

	2020 BVUs			2021 BVUs
Name	BVUs	Pro-rated BVUs	Value(1)	BVUs	Pro-rated BVUs	Value(1)	Total Value(1)
James E. Pozzi	27,876	18,584	2,229,151	28,852	9,617	1,153,559	3,382,710
Timothy A. Walsh	3,738	2,492	298,915	4,548	1,516	181,844	480,759
Brody J. Merrill	-	-	-	500	167	20,032	20,032
David A. Behrens	3,899	2,599	311,750	4,036	1,345	161,333	473,083
J.D. Johnson	2,223	1,482	177,766	2,301	767	92,002	269,768
Hoyt J. Strickland	2,223	1,482	177,766	2,301	767	92,002	269,768
(1)The initial value of each BVU is $100. If the target adjusted book value compound annual growth rate of 6.25% is achieved, 100% of the target BVUs will be earned and each earned BVU will settle in cash at an accumulated value of $119.95, the product of the $100 initial Company BVU value multiplied by the target adjusted book value compound annual growth rate of 6.25% (or $100 x 1.06253).

Nonqualified Deferred Compensation Plans and Termination of Employment

Assuming a change of control or a termination by reason of death, retirement or disability on December 31, 2021, each of the NEOs would have been entitled to receive the aggregate balance of his Executive Plan account as of such date, as shown in Column (e) of the “Nonqualified Deferred Compensation Plans – Executive Plan” table above. In addition, assuming any of such events on December 31, 2021, Mr. Walsh would have been entitled to receive the aggregate balance of his Farm Family Supplemental Profit Sharing Plan account as of such date, as shown in the “Nonqualified Deferred Compensation Plans – Farm Family Supplemental Profit Sharing Plan” table above.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Pension Benefits

The following table describes the estimated benefits that would have been due to our NEOs under our existing pension plans in the event of a termination of employment as of December 31, 2021 as a result of various triggering events. Mr. Merrill is not a participant under our existing pension plans and has been omitted from the table.

Name	Plan	Potential Payout on Retirement or Voluntary Termination 12/31/21 (a)	Potential Payout if Terminated Upon Disability 12/31/21 (b)	Potential Payout if Terminated Upon Death 12/31/21 (c)	Potential Payout if Terminated Involuntarily 12/31/21 (d)
James E. Pozzi	Qualified Plan	$3,471,463	$3,471,463	$3,201,145	$3,471,463
	Nonqualified Plan	$9,240,961	$9,240,961	$8,939,853	$9,240,961
Timothy A. Walsh	Farm Family Plan	$71,633	$71,633	$48,615	$71,633
David A. Behrens	Qualified Plan	$682,022	$682,022	$825,766	$682,022
	Nonqualified Plan	$1,836,457	$1,836,457	$2,471,829	$1,836,457
J.D. Johnson	Qualified Plan	$536,219	$536,219	$529,872	$536,219
	Nonqualified Plan	$174,640	$174,640	$183,700	$174,640
Hoyt J. Strickland	Qualified Plan	$639,559	$639,559	$551,495	$639,559
	Nonqualified Plan	$117,077	$117,077	$107,004	$117,077

Column (a) - Potential Payout on Retirement or Voluntary Termination. The “potential payout” refers to the actuarial present value of the benefit payable. As explained in connection with the Pension Benefits Table above, Mr. Pozzi and Mr. Johnson are eligible for normal retirement under both the Qualified Plan and the Nonqualified Plan. Each would have been eligible to receive his accumulated benefit shown in this column upon retirement or voluntary termination on December 31, 2021. The other three NEOs shown are eligible for early retirement benefits under the plans in which they participate. Mr. Walsh is eligible for early retirement under the Farm Family Plan, and Mr. Behrens and Mr. Strickland are eligible for early retirement under the Qualified Plan and the Nonqualified Plan. Messrs. Walsh, Behrens and Strickland would have been eligible to receive the amounts shown in this column as an early retirement benefit on December 31, 2021. The early retirement benefit is an actuarially reduced value of accumulated benefits, which for Messrs. Walsh, Behrens and Strickland was 61.1%, 65.3%, and 99.4%, respectively, of their deferred benefits at December 31, 2021.

Column (b) - Potential Payout if Terminated Upon Disability. The “potential payout” refers to the actuarial present value of the benefit payable. In the event of total disability prior to age 65, no additional benefits become immediately payable, unless the individual is entitled to retirement at the time of disability. Total disability must be validated by approval for Social Security disability. Had the employment of Mr. Pozzi or Mr. Johnson been terminated by disability on December 31, 2021, each would be entitled to his accumulated benefit. In the case of the disability of Messrs. Walsh, Behrens or Strickland on December 31, 2021, each would have been entitled to his early retirement benefit.

Column (c) - Potential Payout if Terminated Upon Death. The “potential payout” refers to the actuarial present value of the benefit payable. This amount represents the value of a surviving spouse’s benefit as determined based upon a percentage of the accrued or projected benefit at age 65, as specified in the applicable plans. In the case of an individual who has already commenced receiving benefits under the plans, any surviving spouse’s benefit would be according to the form of payment elected at retirement. In the event of death prior to retirement, a pension is available for the surviving spouse for the life of the spouse that generally would be at most 75% of the NEO’s projected monthly pension at age 65, although the percentage may be higher for an NEO who has reached age 65 and has continued to defer commencement of benefits. Eligibility for this death benefit requires that the executive have been at least age 45 at the time of death and have age plus years of service equal to at least 55.

Column (d) - Potential Payout if Terminated Involuntarily. No special benefits are triggered by involuntary termination. Please see the explanation provided above in connection with Column A - Potential Payout on Retirement or Voluntary Termination. The “potential payout” refers to the actuarial present value of the benefit payable.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Medical Benefits

As the Company’s President and CEO, Mr. Pozzi is eligible for lifetime participation in our Merit Plan and core medical insurance plan upon his retirement. Such coverage also is available to his spouse for life. The Merit Plan is discussed above in connection with the “All Other Compensation Table – Named Executive Officers.” Based on the average claim costs of the employees and dependents in the core medical insurance plan and the Merit Plan, the value of lifetime coverage is approximately $848,048 for Mr. Pozzi. Such calculation was made using assumptions in accordance with GAAP as follows: (a) 1994 Group Annuity Reserving table, (b) a health care cost trend rate of 5.6%, and (c) an interest rate of 3.04%. The other NEOs are not eligible for such benefits.

CEO PAY RATIO

As required by the Dodd-Frank Act and rules of the Securities and Exchange Commission (the “SEC”), we are providing the following information about the relationship of the total annual compensation of our median employee and the total annual compensation of our CEO. Under such SEC rules, we are required to identify our median employee only once every three years, unless there is a change in our employee population or compensation arrangements such that we reasonably believe a significant change in our pay ratio disclosure would result. Because we do not believe that there have been changes in our employee population or compensation arrangements that would significantly impact our pay ratio disclosure, we believe it is reasonable to use the median employee previously identified and reported for 2020 for purposes of calculating our pay ratio disclosure for 2021.

The total annual compensation for 2021 of the employee identified as our median employee (not including our CEO) was $67,828. The total annual compensation for 2021 of our CEO, James E. Pozzi, was $8,981,150. Based on this information, the ratio of our CEO’s total compensation for 2021 to the total compensation of our identified median employee was estimated to be 132:1.

To identify our median employee for purposes of our pay ratio disclosure for 2020, we first identified all of our employees as of December 31, 2020. We then ranked the 2020 annual compensation of this employee population (not including our CEO) based on IRS Form W-2, Box 1 wages, without annualizing the compensation of individuals who were employed for less than the full year. After identifying the median employee from this ranking, we calculated the annual total compensation for such employee using the same methodology we use for our NEOs as set forth in Summary Compensation Table above.

This pay ratio is a reasonable good faith estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on his or her annual total compensation allow companies to use a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratios reported by other companies may not be comparable to the pay ratio we report above, as other companies may have different employment and compensation practices and may use different methodologies, exclusions, estimates and assumptions to calculate their own pay ratios.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

DIRECTOR COMPENSATION TABLE

The following table has information about the compensation of our directors and advisory directors for 2021, other than Mr. Pozzi.

Name	Fees Earned or Paid in Cash (a)	Stock Awards (b)	All Other Compensation (c)	Total
Directors
William C. Ansell	$197,500	$108,366	$33,018	$338,884
Arthur O. Dummer	$143,500	$108,366	$26,559	$278,425
Irwin M. Herz, Jr.	$92,000	$108,366	$28,261	$228,627
E. Douglas McLeod	$83,000	$108,366	$23,251	$214,617
Frances A. Moody-Dahlberg	$83,000	$108,366	$100,000	$291,366
Ross R. Moody	$94,750	$108,366	$—	$203,116
James P. Payne	$206,500	$108,366	$45,912	$360,778
E. J. Pederson	$298,250	$108,366	$23,272	$429,888
James D. Yarbrough	$144,250	$108,366	$76,629	$329,245
Advisory Directors
R. Eugene Lucas	$83,000	$108,366	$—	$191,366
Russell S. Moody	$83,000	$108,366	$49,749	$241,115

Column (a) - Fees Earned or Paid in Cash. We pay compensation for service as a director or advisory director only to those individuals who are not also officers. Beginning with the annual meeting of the Board in April 2021, we revised our director compensation structure to one based primarily on annual retainers, after considering recommendations provided by FW Cook. Previously, our directors and advisory directors received a combination of annual retainers and per-meeting fees for Board and committee service. For 2021, under the revised compensation structure, directors and advisory directors each received a $75,000 annual retainer. Members of the Nominating Committee, including its Chairman, each received a $4,000 annual retainer. The Chairman of the Compensation Committee received a $16,000 annual retainer, and other members of the Compensation Committee each received a $12,000 annual retainer. The Chairman of the Audit Committee received a $35,000 annual retainer, and the other members of the Audit Committee each received a $24,000 annual retainer. Members of the Executive Committee who are not also officers each received $1,500 per meeting attended. Directors may elect to defer their compensation, with interest accrued at the Wall Street Journal prime rate published on the first business day of each quarter. We do not provide any above-market or preferential earnings rates on compensation that is deferred. In February 2021, the Board established a special committee comprised of Mr. Pederson, Mr. Ansell and Mr. Payne to consider a strategic transaction. In April 2021, the Board voted to provide cash compensation to each of these three directors for their service on the special committee as follows: $100,000 to Mr. Pederson as Chair of the Committee, and $70,000 to each of Mr. Ansell and Mr. Payne. Such amounts are included in Column (a). In addition, Mr. Pederson was paid $50,000 during 2021 for his service as lead independent director. Such amount included an annual fee of $37,500 for the period of May 1, 2021 through April 30, 2022, and a pro-rated amount of $12,500 for the period from January 2021 through April 2021.

During 2020, and until the implementation of the revised director and advisory director compensation structure in April 2021, our directors and advisory directors each received a $55,000 annual retainer, plus $2,000 per meeting attended. Members of the Nominating Committee each received a $2,000 annual retainer, plus $1,000 per meeting attended. Members of the Compensation Committee each received a $3,000 annual retainer, plus $1,000 per meeting attended. Members of the Audit Committee each received a $4,000 annual retainer, plus $1,500 per meeting attended. Members of the Executive Committee who are not also officers each received $1,250 per meeting attended. The Chairman of the Audit Committee received an additional annual retainer of $4,000, and the Chairman of the Compensation Committee received an additional annual retainer of $3,000.

ITEM 11. EXECUTIVE COMPENSATION — (Continued)

Column (b) - Stock Awards. On May 3, 2021, we awarded each of our directors and advisory directors 927 RSUs. The amount shown represents the grant date fair value of such awards calculated in accordance with FASB ASC 718, excluding the effect of estimated forfeitures, based on the grant date closing price of our Common Stock of $116.90. These RSUs vest in full on May 2, 2022, provided the director or advisory director serves continuously until such time, or upon an individual's earlier retirement, death or disability or a change in control of the Company. Upon vesting, each director or advisory director holding RSUs will receive cash in an amount equal to the unweighted average of the closing prices of the Company’s common stock on the twenty trading days immediately preceding the vesting date. In addition to the stock ownership of the directors and advisory directors as disclosed above under “Security Ownership of Directors and Executive Officers” and “Security Ownership of Advisory Directors,” each of the directors and advisory directors shown above owned 927 RSUs at December 31, 2021.

Column (c) - All Other Compensation. These amounts include the following:

All Other Compensation Table – Directors and Advisory Directors

Name	Perquisites*	Subsidiary Director Fees	Total
Directors
William C. Ansell	$33,018	$—	$33,018
Arthur O. Dummer	$26,559	$—	$26,559
Irwin M. Herz, Jr.	$16,261	$12,000	$28,261
E. Douglas McLeod	$18,501	$4,750	$23,251
Frances A. Moody-Dahlberg	$100,000	$—	$100,000
Ross R. Moody	$—	$—	$—
James P. Payne	$35,412	$10,500	$45,912
E. J. Pederson	$8,272	$15,000	$23,272
James D. Yarbrough	$61,629	$15,000	$76,629
Advisory Directors
R. Eugene Lucas	$—	$—	$—
Russell S. Moody	$49,749	$—	$49,749
*We provide a medical reimbursement plan designed to reimburse certain medical expenses that are not covered by an underlying insurance policy for the benefit of (1) directors and advisory directors who are not current or former common law employees, (2) retired directors who have at least 20 years of service who are not current or former common law employees, (3) designated consultants who are not current or former common law employees, and (4) the spouses and any dependents of the foregoing.

Compensation Committee Interlocks and Insider Participation

The current members of the Board Compensation Committee are E. J. Pederson, Chairman, William C. Ansell, Arthur O. Dummer, James P. Payne, and James D. Yarbrough. No member of the Board Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries or had a relationship with us requiring disclosure under the SEC’s Regulation S-K Item 404, except that Mr. Yarbrough’s son-in-law, Dustin J. Dusek, is employed by us as a Vice President and Life and Annuity Actuary. In such capacity, Mr. Dusek received total compensation during 2021, including under our Merit Plan for officers, in excess of $250,000, but less than $300,000. During 2021, no executive officer of the Company served as a member of the board of directors or compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served on our Board Compensation Committee. During 2021, no executive officer of the Company served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the entire board of directors) of another corporation, one of whose executive officers served as a member of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of March 16, 2022, except as otherwise noted, concerning each person or group known to own more than five percent of the outstanding shares of our Common Stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
THE MOODY FOUNDATION(1) 2302 Postoffice Street, Suite 704 Galveston, Texas 77550	6,116,316	22.75%
MOODY NATIONAL BANK(2) (as trustee or agent of the Libbie Shearn Moody Trust and other accounts) 2302 Postoffice Street Galveston, Texas 77550 LIBBIE SHEARN MOODY TRUST(3) OTHER ACCOUNTS(4) Total	9,949,585 2,839,993 12,789,578	37.005% 10.563% 47.57%
(1)The Moody Foundation is a charitable trust classified as a private foundation established in 1942 by W. L. Moody, Jr., and his wife, Libbie Shearn Moody, for charitable and educational purposes. Its Trustees are Frances A. Moody-Dahlberg and Ross R. Moody, two of our directors, and Elizabeth L. Moody. Frances A. Moody-Dahlberg and Ross R. Moody are children of Robert L. Moody, Sr., the Chairman Emeritus of ANICO, who served as our Chairman and Chief Executive Officer for many years. Elizabeth L. Moody is the daughter of Ross R. Moody. The beneficial ownership information shown for The Moody Foundation is based on information provided by it to us.
(2)Management has been advised that Moody Bank Holding Company, Inc. (“MBHC”), which is wholly-owned by Moody Bancshares, Inc. (“Bancshares”), owns approximately 98.5% of the common stock of Moody National Bank. Management has further been advised that the Three R Trusts, trusts created by Robert L. Moody, Sr. for the benefit of his children, own 100% of Bancshares' Class B Stock (which elects a majority of Bancshares' directors) and approximately 50.3% of Bancshares' Class A Stock. Accordingly, the Three R Trusts, through ownership of Bancshares, control Moody National Bank. The Trustee of the Three R Trusts is Irwin M. Herz, Jr., one of our directors, and a partner in Greer, Herz & Adams, LLP, One Moody Plaza, 18th Floor, Galveston, Texas, General Counsel to us and counsel to Moody National Bank, Bancshares and MBHC. The beneficial ownership information shown for Moody National Bank is based on information contained in an amended Schedule 13G filed jointly on January 19, 2022 by the Moody National Bank Trust Division, Bancshares, MBHC, Three R Trusts, and Irwin M. Herz, Jr. (the “Amended 13G”). The percentage of ownership shown in the table is based on the number of shares of our Common Stock outstanding at the close of business on March 16, 2022. According to the Amended 13G, as of December 31, 2021, Moody National Bank, Bancshares and MBHC have shared voting power with respect to 12,789,578 shares of our Common Stock and shared dispositive power with respect to 695,079 shares of our Common Stock; the Three R Trusts and Irwin M. Herz, Jr. have shared voting power with respect to 12,799,128 shares of our Common Stock and shared dispositive power with respect to 704,629 shares of our Common Stock; and Irwin M. Herz, Jr. has sole voting power with respect to 19,325 shares of our Common Stock and sole dispositive power with respect to 19,325 shares of our Common Stock. According to the Amended 13G, Bancshares, MBHC, Three R Trusts and Irwin M. Herz, Jr. disclaim beneficial ownership with respect to the shares of our Common Stock beneficially owned by Moody National Bank. In addition, Irwin M. Herz, Jr. disclaims beneficial ownership with respect to the 9,550 shares of our Common Stock beneficially owned by the Three R Trusts. The principal address of Bancshares and MBHC is 2302 Postoffice, Galveston, Texas 77550. The principal address of the Three R Trusts is 2302 Postoffice, Suite 702, Galveston, Texas 77550, and the principal address of Irwin M. Herz, Jr. is One Moody Plaza, 18th Floor, Galveston, Texas 77550.
(3)The Libbie Shearn Moody Trust is a split-interest trust with both charitable and non-charitable beneficiaries. It was established in 1943 and funded by a residuary bequest under the Will of Libbie Shearn Moody. Moody National Bank is the Trustee of the Libbie Shearn Moody Trust and, as such, has voting power with respect to the shares of our Common Stock owned by the trust. Robert L. Moody, Sr. is the remaining life income beneficiary of the Libbie Shearn Moody Trust. Robert L. Moody, Sr. has advised management that he has assigned all of his life income interest in such trust to a subsidiary of National Western Life Insurance Company, a Colorado insurance company controlled by him through the Robert L. Moody Revocable Trust. Management has also been advised that the Libbie Shearn Moody Trust will terminate following the death of Robert L. Moody, Sr., and that upon such termination approximately 79% of our Common Stock then held in the trust, if any, is to be distributed to The Moody Foundation and/or its assignee(s), and the remaining portion is to be distributed to Moody Memorial First United Methodist Church in Galveston, Texas.
(4)According to the Amended 13G, Moody National Bank acts as (i) trustee for and votes the 1,155,000 shares of our Common Stock owned by the W. L. Moody, Jr. Trust for Grandchildren (“Trust 19”) (see Footnote 4 under “Security Ownership of Directors and Executive Officers” below for additional information regarding Trust 19); (ii) agent for and votes 896,678 shares of our Common Stock held pursuant to an Agency and Investment Services Agreement for the benefit of The Moody Endowment, a non-profit corporation; and (iii) trustee or agent for and votes the 788,315 shares of our Common Stock owned by other trust, agency and custodian accounts.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS— (Continued)

SECURITY OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS

The information contained in the following table is given with respect to the ownership of our Common Stock as of the close of business on March 16, 2022 by each of our directors, each of the executive officers named in the Summary Compensation Table in the “Compensation Tables” section below, and for our directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
William C. Ansell	2,250 77,275	Direct Indirect(2)	* *
Arthur O. Dummer	5,880	Direct	*
Irwin M. Herz, Jr.(3)	17,325	Direct	*
E. Douglas McLeod	28,000	Direct	*
Frances A. Moody-Dahlberg(4)	3,187	Direct	*
	6,116,316 10,725	Indirect(5) Indirect(6)	22.75% *
Ross R. Moody(4)	2,790	Direct	*
	6,116,316 77,892	Indirect(5) Indirect(7)	22.75% *
James P. Payne	1,337	Direct	*
E. J. Pederson	2,702	Direct	*
James E. Pozzi	21,797	Direct(8)	*
James D. Yarbrough	13,250	Direct	*
Timothy A. Walsh	6,964	Direct	*
David A. Behrens	1,792	Direct	*
J. D. Johnson	3,613	Direct	*
Brody J. Merrill	—		—
Hoyt J. Strickland	4,104	Direct	*
All Directors(9) and Executive Officers as a Group	125,731	Direct	0.468%
	6,325,846	Indirect	23.527%
	6,451,577		23.995%
*Less than 1%.
(1)All of the named beneficial owners have sole voting power and sole investment power as to all the shares shown to be directly beneficially owned by them, with the exception of shares that may be owned jointly with their spouses.
(2)Shares owned by spouse.
(3)Mr. Herz may be deemed to have beneficial ownership of the shares of our Common Stock beneficially owned by Moody National Bank and the Three R Trusts; however, Mr. Herz disclaims beneficial ownership of such shares. Accordingly, such shares are not included in this table. (See Footnote 2 under “Security Ownership of Certain Beneficial Owners” above for information regarding the Amended 13G).
(4)Robert L. Moody, Sr. is the remaining life income beneficiary of Trust 19. Directors Frances A. Moody-Dahlberg and Ross R. Moody, as children of Robert L. Moody, Sr., have a contingent residuary interest in his beneficial interest in Trust 19. The numbers in the table above and in the table immediately below under “Security Ownership of Advisory Directors” do not include shares held in Trust 19. (See Footnote 4 under “Security Ownership of Certain Beneficial Owners” above for additional information about Trust 19).
(5)Shares owned by The Moody Foundation, of which Frances A. Moody-Dahlberg and Ross R. Moody are among three Trustees. (See “Security Ownership of Certain Beneficial Owners” above).
(6)Shares owned by Moody FAMD Interests Ltd. Frances A. Moody-Dahlberg is the sole manager and member of the general partner of Moody FAMD Interests Ltd., Moody FAMD Management Company LLC, and is the trustee and beneficiary of certain trusts owning limited partnership interests in Moody FAMD Interests Ltd.
(7)Shares owned by Moody RRM Interests Ltd. Ross R. Moody is the sole manager and member of the general partner of Moody RRM Interests Ltd., Moody RRM Management Company LLC, and is the trustee and a beneficiary of certain trusts owning limited partnership interests in Moody RRM Interests Ltd.
(8)Includes 10,000 shares of our restricted stock.
(9)Includes our Advisory Directors, whose security ownership is described in the next section below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS— (Continued)

SECURITY OWNERSHIP OF ADVISORY DIRECTORS

The information contained in the following table is given with respect to the ownership of our Common Stock as of the close of business on March 16, 2022 by each of our advisory directors.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
R. Eugene Lucas	8,752	Indirect (1)	*
Russell S. Moody(2)	6,562 34,886	Direct (3) Indirect (4)	* *
*Less than 1%.
(1)Shares owned by family trust.
(2)Robert L. Moody, Sr. is the remaining life income beneficiary of Trust 19. Russell S. Moody, as a son of Robert L. Moody, Sr., has a contingent residuary interest in his father’s beneficial interest in Trust 19. The numbers in the tables above and immediately below do not include shares held in Trust 19. (See Footnote 4 under “Security Ownership of Certain Beneficial Owners” above for additional information about Trust 19).
(3)Russell S. Moody shares voting and investment power with respect to these shares with Moody National Bank, who is Mr. Moody’s attorney-in-fact pursuant to a power of attorney executed by Mr. Moody.
(4)Shares owned by Moody RSM Interests Ltd. Russell S. Moody is the co-manager and sole member of the general partner of Moody RSM Interests Ltd., Moody RSM Management Company LLC, and is a beneficiary of certain trusts owning limited partnership interests in Moody RSM Interests Ltd.

Unless otherwise noted, the information shown in the previous three tables was obtained from ownership disclosures furnished to us by each of the persons or entities listed or from other communications with such persons or entities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of certain transactions and relationships existing since the beginning of 2021 between us and certain related parties.

Management Contracts with Gal-Tex Hotel Corporation: The Moody Foundation and the Libbie Shearn Moody Trust own 34% and 50.2%, respectively, of Gal-Tex Hotel Corporation (“Gal-Tex”). We have entered into management contracts with a subsidiary of Gal-Tex for the management of a hotel and adjacent fitness center owned by us. During the year ended December 31, 2021, we paid Gal-Tex $174,454 and $103,184, respectively, for services rendered under these contracts. Both of such contracts are terminable by us upon thirty days’ prior written notice.

Transactions with Robert L. Moody, Jr.: Robert L. Moody, Jr. (“RLM Jr.”) is the brother of two of our directors, including our Chairman of the Board, and one of our advisory directors. RLM Jr., mainly through his wholly-owned insurance agency, Moody Insurance Group, Inc. (“MIG”), has entered into a number of agency agreements with us and some of our subsidiaries. In 2021, total commissions paid under such agency contracts, primarily from the marketing of health insurance products, were $340,098. We also entered into a National Marketing Director’s Contract with MIG in 1994, which gave MIG the exclusive right to sell annuities in the financial institutions market. In a subsequent restructuring of such contract, MIG gave up such exclusive right, and we assumed all responsibilities for sales and service in such market. During 2021, MIG received $858,032 in commissions under such restructured contract. As agreed by us and certain of our subsidiaries, MIG markets products of unrelated companies through certain of our agents. MIG receives commissions from the companies issuing such products.

Transactions with Moody National Bank: We and some of our subsidiaries have entered into various depository, custodian and safekeeping arrangements with Moody National Bank in the ordinary course of our business. In addition, American National Registered Investment Advisor, Inc. (“ANRIA”), a registered investment advisor subsidiary of ours, provided investment management services to certain accounts maintained by others at the Trust Department of Moody National Bank. For such services, Moody National Bank compensated ANRIA from the fees the bank received for its services as custodian, trustee or other agent of such accounts. During 2021, Moody National Bank paid ANRIA $411,334 in fees for such services.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE— (Continued)

Health Insurance Contracts with Certain Affiliates: Our Merit Plan is insured by National Western Life Insurance Company (“National Western”). Further information regarding the Merit Plan is provided above in connection with the “All Other Compensation Table – NEOs.” Ross R. Moody, our Chairman of the Board, is the Chairman, President and Chief Executive Officer of National Western’s parent company, National Western Life Group, Inc. (“NWLGI”), and Robert L. Moody, Sr. is the Class B controlling stockholder, through the Robert L. Moody Revocable Trust, and Chairman Emeritus of NWLGI. E. Douglas McLeod, E. J. Pederson and Frances A. Moody-Dahlberg are directors, and Russell S. Moody is an advisory director, of NWLGI. In addition, according to schedules 13D files with the SEC by Ross R. Moody and Frances A. Moody-Dahlberg on April 9, 2020 and by Russell S. Moody on April 7, 2020, each of them may have beneficial ownership of approximately 8.42% of the Class A shares of NWLGI through certain limited partnerships. During 2021, we paid National Western $2,972,197 in premium and fees with respect to the Merit Plan. In addition, we insure substantially similar plans offered by National Western, and The Moody Foundation to certain of their officers. During 2021, National Western, and The Moody Foundation paid us premium and fees with respect to such plans in the amounts of $642,099 and $92,143, respectively. Lastly, we act as insurer under a Group Retirement Policy Deposit Administration Contract issued to Gal-Tex as policyholder, pursuant to which Gal-Tex made contributions totaling $1,729,040 during 2021 and paid premiums of $1,602,180 during 2021 for annuities issued under such contract.

Transactions with Greer, Herz & Adams, L.L.P.: Irwin M. Herz, Jr. is a director of ours and a Partner with Greer, Herz & Adams, L.L.P. which serves as our General Counsel. In the year ended December 31, 2021, Greer, Herz & Adams, L.L.P. received approximately $13,203,000 in legal fees and reimbursements of expenses in connection with its services as our General Counsel. We also furnished offices, telephones and the use of certain office decorations to the law firm.

Other Family Relationships: Robert L. Moody, Sr., our Chairman Emeritus of ANICO, is the father of directors Frances A. Moody-Dahlberg and Ross R. Moody and advisory director Russell S. Moody. As Chairman Emeritus of ANICO, Robert L. Moody, Sr. received approximately $178,608 in compensation during 2021. E. Vince Matthews III, a half-brother of director Frances A. Moody-Dahlberg, is a director of a mutual insurer managed by us and an advisory director of one of our subsidiaries. Mr. Matthews is also employed as one of our officers, for which he received total compensation during 2021, including under our Merit Plan for officers, in excess of $300,000, but less than $350,000. Please also see the section “Compensation Committee Interlocks and Insider Participation” above.

Procedure for Review, Approval or Ratification of Related Persons Transactions

The Audit Committee reviews and approves or ratifies any related party transactions in which we have or will have an amount involved exceeding $120,000 and a related person has or will have a direct or indirect material interest. The Audit Committee will approve or ratify the transaction only if it determines that the transaction is in our best interests. In considering the transaction, the Audit Committee will consider all relevant factors, including (as applicable) the business rationale for entering into the transaction; the alternatives to entering into the transaction; whether the transaction is on terms comparable to those that could be obtained in arms-length dealings with an unrelated third party; and the overall fairness of the transaction to us. We have not adopted formal written procedures for the review of related party transactions. Rather, we are guided by the corporate governance rules of NASDAQ, the requirements of Item 404(a) of Regulation S-K promulgated by the SEC, and other SEC interpretive guidance on related party transactions.

Director Independence

The Board has determined, after considering all of the relevant facts and circumstances, that William C. Ansell, Arthur O. Dummer, E. Douglas McLeod, James P. Payne, E. J. Pederson and James D. Yarbrough are “independent” from management in accordance with the NASDAQ listing standards. To be considered independent, the Board must determine that a director does not have any direct or indirect material relationship that would interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director. In making this determination, the Board considered that (1) E. J. Pederson serves as an independent director of National Western Life Group, Inc. and National Western Life Insurance Company, (2) James P. Payne is a retired officer of National Western Life Insurance Company and receives certain retirement benefits from such company, and (3) E. Douglas McLeod has family relationships with certain other members of the Board, as described in the “Relationships Among Directors, Advisory Directors and Certain Entities” section above. The Board determined that such relationships do not impair the independence of these directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee has selected Deloitte & Touche LLP (PCAOB ID:34) (Houston, Texas), a firm of independent public accountants (“Deloitte”), to serve as our independent registered public accounting firm (“independent auditor”) to examine our consolidated financial statements for the fiscal year ending December 31, 2022. Deloitte also served as our independent auditor for the fiscal years ended December 31, 2021 and December 31, 2020.

The table below presents fees billed by Deloitte for audit and other services during 2021 and 2020. There were no fees billed by Deloitte during such years for tax compliance, tax advice or tax planning services.

	2021	2020
Audit Fees(1)	$3,958,000	$4,324,000
Audit-Related Fees(2)	$493,000	$510,100
All Other Fees(3)	$155,000	$257,258
(1)Aggregate fees billed for the audit of our consolidated financial statements and insurance company statutory financial statements, review of our interim financial statements, and review of our systems of internal control over financial reporting.
(2)Aggregate fees billed for performing assurance or related services that were related to the performance of the audit or review of our financial statements but were beyond the normal audit scope and not reportable as Audit Fees.
(3)Aggregate fees billed for services not reportable as Audit Fees or Audit-Related Fees. The amounts shown represent fees related to accounting research and consulting services.

Pre-Approval of Audit, Audit-Related, Tax and Non-Audit Services

The Audit Committee pre-approves all audit services and non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor, as required by applicable law or listing standards and the Charter of the Audit Committee. The Committee may delegate authority to one or more of its members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of any such member to grant pre-approvals are presented to the full Committee at its next regular meeting. The Audit Committee has determined the rendering of non-audit services by Deloitte was compatible with maintaining Deloitte’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Amendment:

(a)(1) Financial Statements—(The Consolidated Financial Statements required by this Item are submitted in Part II, Item 8 of the Original 10-K)

(a)(2) Supplementary Data and Financial Statement Schedules—(The following Supplementary Data and Financial Statement Schedules are submitted in Part II, Item 9 of the Original 10-K)

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

21
Subsidiaries (incorporated by reference to Exhibit 21 to American National's annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022).

23.1
Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to American National's annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022).

23.2
Consent of KPMG LLP (incorporated by reference to Exhibit 23.2 to American National's annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022).

31.1
Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to American National's annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022).

31.2
Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to American National's annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022).

31.3	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	Certification of the principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certification of the principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to American National's annual report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (previously filed with this annual report on Form 10-K on February 25, 2022)

101.SCH	XBRL Taxonomy Extension Schema Document (previously filed with this annual report on Form 10-K on February 25, 2022)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (previously filed with this annual report on Form 10-K on February 25, 2022)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously filed with this annual report on Form 10-K on February 25, 2022)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (previously filed with this annual report on Form 10-K on February 25, 2022)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously filed with this annual report on Form 10-K on February 25, 2022)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*Management contract or compensatory plan or arrangement.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN NATIONAL GROUP, INC.

By:	/s/ James E. Pozzi
Name:	James E. Pozzi
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: April 18, 2022