Form 10-Q
period 2022-03-31
American National Group Inc
filed 2022-05-05
CIK 1801075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 2, 2022, there were 26,887,200 shares of the registrant’s voting common stock, $0.01 par value per share, outstanding.

AMERICAN NATIONAL GROUP, INC.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (UNAUDITED)
(In thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Fixed maturity, bonds held-to-maturity, at amortized cost, net of allowance for credit losses of $13,388 in 2022 and $13,129 in 2021 (Fair value $6,828,253 in 2022 and $7,458,789 in 2021)	$6,896,485	$7,088,981
Fixed maturity, bonds available-for-sale, at fair value (Allowance for credit losses of $28,420 in 2022 and $10,310 in 2021) (Amortized cost $9,824,697 in 2022 and $8,107,794 in 2021)	9,473,058	8,380,248
Equity securities, at fair value (Cost $95,317 in 2022 and $94,732 in 2021)	84,974	135,433
Mortgage loans on real estate, net of allowance for credit losses of $92,824 in 2022 and $97,079 in 2021	5,155,716	5,199,334
Policy loans	365,117	365,208
Real estate and real estate partnerships, net of accumulated depreciation of $286,999 in 2022 and $287,387 in 2021	925,459	928,412
Investment funds	981,802	961,763
Short-term investments	1,217,041	1,840,732
Other invested assets	131,998	125,795
Total investments	25,231,650	25,025,906
Cash and cash equivalents	1,195,757	1,930,882
Accrued investment income	211,632	192,913
Reinsurance recoverables, net of allowance for credit losses of $14,725 in 2022 and $14,553 in 2021	457,300	459,621
Prepaid reinsurance premiums	45,429	47,789
Premiums due and other receivables	398,950	382,562
Deferred policy acquisition costs	1,634,335	1,498,124
Property and equipment, net of accumulated depreciation of $307,897 in 2022 and $302,936 in 2021	143,038	137,466
Prepaid pension	169,662	167,587
Other assets	147,130	156,768
Separate account assets	1,237,906	1,320,703
Total assets	$30,872,789	$31,320,321
LIABILITIES
Future policy benefits
Life	$3,221,339	$3,216,626
Annuity	1,578,424	1,598,365
Health	44,794	45,715
Policyholders’ account balances	13,880,262	13,879,198
Policy and contract claims	1,694,665	1,692,295
Unearned premium reserve	1,039,776	1,013,830
Other policyholder funds	372,143	379,545
Liability for retirement benefits	78,076	79,089
Notes payable	158,348	149,248
Deferred tax liabilities, net	92,873	200,510
Current tax payable	356,579	321,926
Other liabilities	399,043	421,212
Separate account liabilities	1,237,906	1,320,703
Total liabilities	24,154,228	24,318,262
EQUITY
American National Group, Inc. stockholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 26,887,200 shares issued and outstanding in 2022 and 2021	269	269
Additional paid-in capital	47,782	47,762
Accumulated other comprehensive income (loss)	(224,811)	147,054
Retained earnings	6,886,004	6,799,283
Total American National stockholders’ equity	6,709,244	6,994,368
Noncontrolling interest	9,317	7,691
Total stockholders' equity	6,718,561	7,002,059
Total liabilities and stockholders' equity	$30,872,789	$31,320,321
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except share and per share data)

	Three months ended March 31,
	2022	2021
PREMIUMS AND OTHER REVENUES
Premiums
Life	$106,216	$100,779
Annuity	7,343	24,241
Health	32,465	38,228
Property and Casualty	436,087	399,405
Other policy revenues	94,764	86,539
Net investment income	269,365	269,981
Net realized investment gains	10,277	19,239
Increase in investment credit loss	(11,636)	(5,486)
Net gains (losses) on equity securities	(9,482)	95,940
Other income	10,735	9,752
Total premiums and other revenues	946,134	1,038,618
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits
Life	164,276	146,160
Annuity	21,294	44,717
Claims incurred
Health	20,636	24,251
Property and Casualty	270,605	244,135
Interest credited to policyholders’ account balances	48,299	107,787
Commissions for acquiring and servicing policies	157,343	153,685
Other operating expenses	138,962	133,502
Change in deferred policy acquisition costs	(14,116)	(28,119)
Total benefits, losses and expenses	807,299	826,118
Income before federal income tax and other items	138,835	212,500
Less: Provision (benefit) for federal income taxes
Current	35,765	16,130
Deferred	(8,479)	27,041
Total provision for federal income taxes	27,286	43,171
Income after federal income tax	111,549	169,329
Other components of net periodic pension benefit (costs), net of tax	(1,368)	944
Net income	110,181	170,273
Less: Net income attributable to noncontrolling interest, net of tax	1,412	100
Net income attributable to American National	$108,769	$170,173
Amounts available to American National common stockholders
Earnings per share
Basic	$4.05	$6.33
Diluted	4.05	6.33
Weighted average common shares outstanding	26,877,200	26,877,200
Weighted average common shares outstanding and dilutive potential common shares	26,884,741	26,884,899
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2022	2021
Net income	$110,181	$170,273
Other comprehensive income (loss), net of tax
Change in net unrealized losses on securities	(375,020)	(106,264)
Foreign currency transaction and translation adjustments	312	244
Defined benefit pension plan adjustment	2,843	3,809
Total other comprehensive loss, net of tax	(371,865)	(102,211)
Total comprehensive income (loss)	(261,684)	68,062
Less: Comprehensive income attributable to noncontrolling interest	1,412	100
Total comprehensive income (loss) attributable to American National	$(263,096)	$67,962
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(In thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at January 1, 2022	$269	$47,762	$147,054	$6,799,283	$7,691	$7,002,059
Amortization of restricted stock	—	20	—	—	—	20
Other comprehensive loss	—	—	(371,865)	—	—	(371,865)
Net income attributable to American National	—	—	—	108,769	—	108,769
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,048)	—	(22,048)
Contributions	—	—	—	—	858	858
Distributions	—	—	—	—	(644)	(644)
Net income attributable to noncontrolling interest	—	—	—	—	1,412	1,412
Balance at March 31, 2022	$269	$47,782	$(224,811)	$6,886,004	$9,317	$6,718,561

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
Balance at January 1, 2021	$269	$47,683	$222,170	$6,188,148	$7,297	$6,465,567
Amortization of restricted stock	—	19	—	—	—	19
Other comprehensive loss	—	—	(102,211)	—	—	(102,211)
Net income attributable to American National	—	—	—	170,173	—	170,173
Cash dividends to common stockholders (declared per share of $0.82)	—	—	—	(22,048)	—	(22,048)
Contributions	—	—	—	—	259	259
Distributions	—	—	—	—	(380)	(380)
Net income attributable to noncontrolling interest	—	—	—	—	100	100
Balance at March 31, 2021	$269	$47,702	$119,959	$6,336,273	$7,276	$6,511,479
See accompanying notes to the unaudited condensed consolidated financial statements.

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three months ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$110,181	$170,273
Adjustments to reconcile net income to net cash provided by operating activities:
Net realized investment gains	(10,277)	(19,239)
Increase in investment credit loss	11,636	5,486
Accretion of premiums, discounts and loan origination fees	6,598	2,991
Net capitalized interest on policy loans and mortgage loans	(8,072)	(8,969)
Depreciation	12,171	12,688
Interest credited to policyholders’ account balances	48,299	107,787
Charges to policyholders’ account balances	(94,764)	(86,539)
Deferred federal income tax expense (benefit)	(8,479)	27,041
Income from equity method investments	(67,096)	(23,161)
Distributions from unconsolidated affiliates	68,663	17,605
Changes in:
Policyholder liabilities	14,777	130,675
Deferred policy acquisition costs	(14,116)	(28,119)
Reinsurance payables	2,321	(29,927)
Premiums due and other receivables	(16,388)	(21,164)
Prepaid reinsurance premiums	2,360	1,997
Accrued investment income	(18,719)	2,629
Current tax payable	34,653	14,127
Liability for retirement benefits	511	(3,291)
Fair value of option securities	35,183	(28,827)
Fair value of equity securities	9,482	(95,940)
Other, net	(11,134)	1,313
Net cash provided by operating activities	107,790	149,436
INVESTING ACTIVITIES
Proceeds from sale/maturity/prepayment of:
Held-to-maturity securities	185,127	446,616
Available-for-sale securities	249,551	249,726
Equity securities	67,291	35,383
Real estate and real estate partnerships	8,275	11,119
Mortgage loans	308,883	267,290
Policy loans	11,238	15,106
Other invested assets	50,951	38,231
Disposals of property and equipment	—	11
Distributions from real estate and real estate partnerships	33,519	40,846
Distributions from investment funds	25,407	30,557
Payment for the purchase/origination of:
Held-to-maturity securities	—	(560,406)
Available-for-sale securities	(1,965,103)	(210,290)
Equity securities	(26,307)	(32,845)
Real estate and real estate partnerships	(14,545)	(2,910)
Mortgage loans	(253,967)	(157,027)
Policy loans	(5,869)	(5,090)
Other invested assets	(39,017)	(22,441)
Additions to property and equipment	(10,533)	(9,914)
Contributions to real estate and real estate partnerships	(25,435)	(28,092)
Contributions to investment funds	(51,755)	(66,589)
Change in short-term investments	623,691	(183,963)
Change in collateral held for derivatives	(53,718)	13,136
Other, net	5,464	(2,356)
Net cash used in investing activities	(876,852)	(133,902)

AMERICAN NATIONAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
(In thousands)

	Three months ended March 31,
	2022	2021
FINANCING ACTIVITIES
Policyholders’ account deposits	$343,049	$450,984
Policyholders’ account withdrawals	(295,520)	(323,854)
Change in notes payable	9,100	(1,096)
Dividends to stockholders	(22,048)	(22,048)
Payments to noncontrolling interest	(644)	(380)
Net cash provided by financing activities	33,937	103,606
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(735,125)	119,140
Cash and cash equivalents at beginning of the period	1,930,882	339,947
Cash and cash equivalents at end of the period	$1,195,757	$459,087

Supplemental cash flow information:
Interest paid	$—	$218
Income taxes paid, net	—	18
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

On August 6, 2021, ANAT entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookfield Asset Management Reinsurance Partners Ltd. (“Brookfield Reinsurance”), an exempted company limited by shares existing under the laws of Bermuda, and Freestone Merger Sub Inc., a Delaware corporation and an indirect wholly-owned subsidiary of Brookfield Reinsurance (“Merger Sub”). On the terms and subject to the conditions of the Merger Agreement, at the closing, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity, which will become an indirect, wholly-owned subsidiary of Brookfield Reinsurance. The Merger was unanimously approved by the Company’s board of directors. The Company received the requisite stockholder approval required under Delaware law for the adoption of the Merger Agreement. The only remaining significant closing condition pursuant to the Merger is the required regulatory approval from the insurance authorities in Texas, Missouri, New York, Louisiana and California.

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

The interim condensed consolidated financial statements and notes should be read in conjunction with the annual consolidated financial statements and notes thereto included in American National’s Annual Report on Form 10-K as of and for the year ended December 31, 2021. The condensed consolidated results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported consolidated financial statement balances. Actual results could differ from those estimates.

Note 3 – Recently Issued Accounting Pronouncements

Adoption of New Accounting Standards—There were no recently adopted accounting standards for the three months ended March 31, 2022 that had a material impact to the Company's Condensed Consolidated Financial Statements or Notes to the Condensed Consolidated Financial Statements.

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

Considerable progress in the implementation of the new standard has been made; however, we have not yet estimated the impact the new guidance will have on the Consolidated Financial Statements, although we expect the impact to be material to the Consolidated Financial Statements and Notes to the Consolidated Financial Statements. Accounting and actuarial policy elections have mostly been determined, data flows are being established, actuarial models are being developed, and implementation of a financial reporting disclosure system is in progress.

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

The inventory of LIBOR exposures has been completed and is primarily limited to floating rate bonds, alternative investments, and borrowings within joint venture investments. Certain contracts included in these categories will mature prior to December 31, 2021, the start of LIBOR rates cessations. The transition from LIBOR is expected to result in an immaterial impact to the Company's Condensed Consolidated Financial Statements or Notes to the Condensed Consolidated Financial Statements.

ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The amendments in this Update eliminate the accounting guidance for troubled debt restructurings by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The update also requires an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost.	The amendments in this guidance are effective for the Company for all annual and interim reporting periods beginning January 1, 2023. The guidance requires that the amendments be adopted prospectively, with early adoption permitted.	This impact of this amendment is currently under evaluation by the Company.

Note 4 – Investment in Securities

The cost or amortized cost and fair value of investments in securities are shown below (in thousands):

	March 31, 2022
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	$12,248	$—	$(818)	$—	$11,430
U.S. states and political subdivisions	89,666	764	(7,076)	—	83,354
Foreign governments	14,335	71	(908)	—	13,498
Corporate debt securities	6,639,092	91,538	(148,807)	(11,915)	6,569,908
Residential mortgage-backed securities	43,501	1,535	(1,002)	(476)	43,558
Collateralized debt securities	111,031	997	(4,526)	(997)	106,505
Total bonds held-to-maturity	6,909,873	94,905	(163,137)	(13,388)	6,828,253
Fixed maturity, bonds available-for-sale
U.S. treasury and government	25,804	60	(1,021)	—	24,843
U.S. states and political subdivisions	1,003,911	12,591	(15,378)	(46)	1,001,078
Foreign governments	5,000	583	—	—	5,583
Corporate debt securities	8,518,765	59,243	(365,074)	(23,741)	8,189,193
Residential mortgage-backed securities	32,063	4	(1,470)	(284)	30,313
Collateralized debt securities	239,154	272	(13,029)	(4,349)	222,048
Total bonds available-for-sale	9,824,697	72,753	(395,972)	(28,420)	9,473,058
Total investments in fixed maturity	$16,734,570	$167,658	$(559,109)	$(41,808)	$16,301,311

	December 31, 2021
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	$12,284	$—	$(287)	$—	$11,997
U.S. states and political subdivisions	104,039	1,676	(1,906)	—	103,809
Foreign governments	14,369	137	(159)	—	14,347
Corporate debt securities	6,810,518	388,726	(21,213)	(11,467)	7,166,564
Residential mortgage-backed securities	48,491	2,684	(481)	(516)	50,178
Collateralized debt securities	112,409	1,677	(1,046)	(1,146)	111,894
Total bonds held-to-maturity	7,102,110	394,900	(25,092)	(13,129)	7,458,789
Fixed maturity, bonds available-for-sale
U.S. treasury and government	26,887	121	(255)	—	26,753
U.S. states and political subdivisions	1,028,331	51,124	(2,312)	(14)	1,077,129
Foreign governments	5,000	841	—	—	5,841
Corporate debt securities	6,809,610	268,964	(35,285)	(7,141)	7,036,148
Residential mortgage-backed securities	32,234	342	(341)	(268)	31,967
Collateralized debt securities	205,732	469	(904)	(2,887)	202,410
Total bonds available-for-sale	8,107,794	321,861	(39,097)	(10,310)	8,380,248
Total investments in fixed maturity	$15,209,904	$716,761	$(64,189)	$(23,439)	$15,839,037

Note 4 – Investment in Securities – (Continued)

The amortized cost and fair value, by contractual maturity, of fixed maturity securities are shown below (in thousands):

	March 31, 2022
	Bonds Held-to-Maturity		Bonds Available-for-Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,009,078	$1,015,539	$679,738	$683,242
Due after one year through five years	2,073,827	2,097,134	2,878,586	2,878,658
Due after five years through ten years	2,861,063	2,804,615	2,957,938	2,871,074
Due after ten years	965,905	910,965	3,308,435	3,040,084
Total	$6,909,873	$6,828,253	$9,824,697	$9,473,058

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Residential and commercial mortgage-backed securities, which are not due at a single maturity, have been presented based on the year of final contractual maturity.

Proceeds from sales of bonds available-for-sale, with the related gross realized gains and losses, are shown below (in thousands):

	Three months ended March 31,
	2022	2021
Proceeds from sales of fixed maturity, bonds available-for-sale	$20,247	$11,650
Gross realized gains	—	—
Gross realized losses	—	—

Gains and losses are determined using specific identification of the securities sold. There was no transfer of bonds from held-to-maturity to available-for-sale during the three months ended March 31,2022.

In accordance with various regulations, American National has bonds on deposit with regulating authorities with a carrying value of $52.7 million and $53.5 million at March 31, 2022 and December 31, 2021, respectively. In addition, American National has pledged bonds in connection with certain agreements and transactions, such as financing and reinsurance agreements. The carrying value of bonds pledged was $62.2 million and $67.1 million at March 31, 2022 and December 31, 2021, respectively.

The components of the change in net unrealized gains (losses) on debt securities are shown below (in thousands):

	Three months ended March 31,
	2022	2021
Bonds available-for-sale: change in unrealized losses	$(605,983)	$(171,952)
Adjustments for
Deferred policy acquisition costs	122,095	33,570
Participating policyholders’ interest	9,744	4,322
Deferred federal income tax benefit	99,124	27,796
Change in net unrealized losses on debt securities, net of tax	$(375,020)	$(106,264)

The components of the change in net gains (losses) on equity securities are shown below (in thousands):

	Three months ended March 31,
	2022	2021
Unrealized gains (losses) on equity securities	$(1,270)	$96,766
Net losses on equity securities sold	(8,212)	(826)
Net gains (losses) on equity securities	$(9,482)	$95,940

Note 4 – Investment in Securities – (Continued)

The gross unrealized losses and fair value of bonds available-for-sale, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position due to market factors are shown below (in thousands, except number of issues):

	March 31, 2022
	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	9	$(881)	$15,413	2	$(140)	$5,052	11	$(1,021)	$20,465
U.S. states and political subdivisions	84	(9,879)	224,058	5	(5,499)	30,791	89	(15,378)	254,849
Corporate debt securities	526	(333,952)	4,537,251	46	(31,122)	197,510	572	(365,074)	4,734,761
Residential mortgage-backed securities	5	(1,456)	29,805	2	(14)	462	7	(1,470)	30,267
Collateralized debt securities	29	(12,729)	214,998	4	(300)	5,683	33	(13,029)	220,681
Total	653	$(358,897)	$5,021,525	59	$(37,075)	$239,498	712	$(395,972)	$5,261,023

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value	Number of Issues	Gross Unrealized Losses	Fair Value
Fixed maturity, bonds available-for-sale
U.S. treasury and government	10	$(230)	$18,378	1	$(25)	$2,844	11	$(255)	$21,222
U.S. states and political subdivisions	13	(618)	50,025	4	(1,694)	33,644	17	(2,312)	83,669
Corporate debt securities	184	(27,335)	1,596,811	32	(7,950)	146,597	216	(35,285)	1,743,408
Residential mortgage-backed securities	2	(339)	13,193	2	(2)	496	4	(341)	13,689
Collateralized debt securities	26	(885)	191,342	3	(19)	4,447	29	(904)	195,789
Total	235	$(29,407)	$1,869,749	42	$(9,690)	$188,028	277	$(39,097)	$2,057,777

Several assumptions and underlying estimates are made in the evaluation of allowance for credit loss. Examples include financial condition, near term and long-term prospects of the issue or issuer, including relevant industry conditions and trends and implications of rating agency actions and offering prices. Based on this evaluation, unrealized losses on bonds available-for-sale where an allowance for credit loss was not recorded were concentrated in the Company's fixed maturity securities within the transportation sector.

Equity securities by market sector distribution are shown below, based on fair value:

	March 31, 2022	December 31, 2021
Consumer goods	—%	9.6%
Energy and utilities	34.1	6.4
Finance	38.4	35.6
Healthcare	—	9.0
Industrials	—	3.5
Information technology	—	15.1
Other	27.5	20.8
Total	100.0%	100.0%

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

When the discounted cash flow method is used to determine the allowance for credit losses, management's estimates incorporate expected prepayments, if any. Model inputs are considered reasonable and supportable for three years. A mean reversion is applied in years four and five. Credit loss allowance is not measured on accrued interest receivable because the balance is written off to net investment income in a timely manner, within 90 days. Changes in the allowance for credit losses are recognized through the condensed consolidated statement of operations as "(Increase) decrease in investment credit loss."

No accrued interest receivables were written off as of March 31, 2022.

The rollforward of the allowance for credit losses for bonds held-to-maturity is shown below (in thousands):

	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Balance at January 1, 2022	$(11,467)	$(1,146)	$(516)	$(13,129)
Disposition	125	—	2	127
Provision	(573)	149	38	(386)
Balance at March 31, 2022	$(11,915)	$(997)	$(476)	$(13,388)

	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Balance at January 1, 2021	$(7,475)	$(4,515)	$(452)	$(12,442)
Purchases	(228)	—	—	(228)
Disposition	125	—	—	125
Provision	(4,215)	(2,004)	(90)	(6,309)
Balance at March 31, 2021	$(11,793)	$(6,519)	$(542)	$(18,854)

Note 4 – Investment in Securities – (Continued)

The rollforward of the allowance for credit losses for available-for-sale debt securities is shown below (in thousands):

	U.S. State and Political Subdivisions	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Balance at January 1, 2022	$(14)	$(7,141)	$(2,887)	$(268)	$(10,310)
Increase in allowance related to purchases	—	(10,286)	(59)	—	(10,345)
Reduction in allowance related to disposition	—	180	—	—	180
Allowance on securities that had an allowance recorded in a previous period	—	949	(1,384)	(16)	(451)
Allowance on securities where credit losses were not previously recorded	(32)	(7,443)	(19)	—	(7,494)
Balance at March 31, 2022	$(46)	$(23,741)	$(4,349)	$(284)	$(28,420)

	U.S. Treasury and Government	Corporate Debt Securities	Collateralized Debt Securities	Residential Mortgage Backed Securities	Total
Balance at January 1, 2021	$—	$(7,275)	$(19)	$(188)	$(7,482)
Allowance on securities that had an allowance recorded in a previous period	—	(733)	(488)	(10)	(1,231)
Allowance on securities where credit losses were not previously recorded	(3)	—	—	—	(3)
Balance at March 31, 2021	$(3)	$(8,008)	$(507)	$(198)	$(8,716)

Credit Quality Indicators

The Company monitors the credit quality of bonds held-to-maturity through the use of credit ratings provided by third party rating agencies, which are updated on a monthly basis. Information is also gathered regarding the asset performance of held-to-maturity bonds. The two traditional metrics for assessing interest rate risks are interest-coverage ratios and capitalization ratios, which can also be used in the assessment of credit risk. These risks are mitigated through the diversification of bond investments. Categories of diversification include credit ratings, geographic locations, maturities, and market sector.

The credit quality indicators for the amortized cost of bonds held-to-maturity are shown below (in thousands):

	March 31, 2022
	Amortized cost of bonds held-to-maturity by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. treasury and government	$—	$12,248	$—	$—	$—	$12,248
U.S. state and political subdivisions	7,364	46,306	4,934	25,672	5,390	89,666
Foreign governments	—	13,325	1,010	—	—	14,335
Corporate debt securities	31,091	386,909	3,105,228	3,015,546	100,318	6,639,092
Collateralized debt securities	—	—	71,148	39,883	—	111,031
Residential mortgage backed securities	—	42,433	—	—	1,068	43,501
Total	$38,455	$501,221	$3,182,320	$3,081,101	$106,776	$6,909,873

	December 31, 2021
	Amortized cost of bonds held-to-maturity by credit rating
Fixed maturity, bonds held-to-maturity	AAA	AA	A	BBB	BB and below	Total
U.S. treasury and government	$—	$12,284	$—	$—	$—	$12,284
U.S. state and political subdivisions	14,364	49,327	9,188	25,770	5,390	104,039
Foreign governments	—	13,355	1,014	—	—	14,369
Corporate debt securities	31,176	400,666	3,212,688	3,061,595	104,393	6,810,518
Collateralized debt securities	—	—	66,715	40,858	4,836	112,409
Residential mortgage backed securities	—	47,304	—	—	1,187	48,491
Total	$45,540	$522,936	$3,289,605	$3,128,223	$115,806	$7,102,110

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

	March 31, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage
East North Central	$763,641	14.8%	$747,661	14.4%
East South Central	97,225	1.9	117,574	2.3
Mountain	1,280,431	24.8	1,250,562	24.0
Pacific	869,480	16.9	878,820	16.9
South Atlantic	598,798	11.6	627,295	12.0
West South Central	1,242,336	24.1	1,261,659	24.3
Other	303,805	5.9	315,763	6.1
Total	$5,155,716	100.0%	$5,199,334	100.0%

As of March 31, 2022 and December 31, 2021, loans in foreclosure and loans foreclosed are as follows (in thousands, except number of loans):

	March 31, 2022		December 31, 2021
Foreclosure and foreclosed	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
In foreclosure	1	$4,874	—	$—
Filed for bankruptcy	—	—	—	—
Total in foreclosure	1	$4,874	—	$—

Foreclosed	—	$—	1	$5,168

The age analysis of past due loans is shown below (in thousands, except percentages):

	30-59 Days Past Due	60-89 Days Past Due	More Than 90 Days Past Due	Total	Current	Total
March 31, 2022						Amount	Percentage
Apartment	$30,539	$—	$—	$30,539	$537,149	$567,688	10.8%
Hotel	—	—	—	—	975,076	975,076	18.6
Industrial	—	—	—	—	880,514	880,514	16.8
Office	—	57,083	—	57,083	1,304,290	1,361,373	25.9
Parking	—	—	—	—	390,745	390,745	7.4
Retail	—	—	4,874	4,874	753,525	758,399	14.5
Storage	—	—	—	—	169,721	169,721	3.2
Other	4,363	—	—	4,363	140,661	145,024	2.8
Total	$34,902	$57,083	$4,874	$96,859	$5,151,681	$5,248,540	100.0%
Allowance for credit losses						(92,824)
Total, net of allowance						$5,155,716
December 31, 2021
Apartment	$—	$—	$—	$—	$522,595	$522,595	9.9%
Hotel	—	—	—	—	962,345	962,345	18.2
Industrial	—	—	—	—	912,645	912,645	17.2
Office	—	—	—	—	1,347,384	1,347,384	25.4
Parking	—	—	—	—	392,310	392,310	7.4
Retail	4,872	—	—	4,872	838,163	843,035	15.9
Storage	—	—	—	—	163,685	163,685	3.1
Other	—	—	—	—	152,414	152,414	2.9
Total	$4,872	$—	$—	$4,872	$5,291,541	$5,296,413	100.0%
Allowance for credit losses						(97,079)
Total, net of allowance						$5,199,334

Note 5 – Mortgage Loans – (Continued)

As a result of the economic impact associated with COVID-19, American National modified 93 loans with a total balance of $1.6 billion during 2020. These modifications were in the form of forbearance of principal and interest payments for up to six months, extensions of maturity dates, and/or provisions for interest only payments. The modifications were primarily related to our loans to hotels, retail and parking operations. Due to the ongoing economic stress brought on by the pandemic, additional modifications for 33 of these loans with a total balance of $725.7 million were made in 2021. However, gradual easing of pandemic restrictions has generated a more favorable economic environment and no additional modifications were made during the first quarter of 2022. The additional modifications from prior years extended the forbearance of principal and interest payments and interest only provisions with a requirement for the payment of at least 20% of the total interest due during the extended modification period. The modified loans had an aggregate deferred interest of $5.2 million as of March 31, 2022.

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

Loans determined to be troubled debt restructures during the periods presented are as follows (in thousands, except number of loans):

	Three months ended March 31,
	2022			2021
	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post-Modification	Number of Loans	Recorded Investment Pre-Modification	Recorded Investment Post-Modification
Office	—	$—	$—	2	$14,660	$14,660
Retail	—	—	—	2	28,234	28,234
Parking	—	—	—	1	9,730	9,730
Storage	—	—	—	1	8,937	8,937
Total	—	$—	$—	6	$61,561	$61,561

During the first quarter of 2022, 4 of the 72 troubled debt restructured loans were paid in full, leaving a total of 68 loans with a recorded investment of $1.2 billion reduced from $1.3 billion at year end 2021. There are no commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented. The decrease in loans determined to be a troubled debt restructuring in the three months ended March 31, 2022 is primarily attributable to improved economic conditions after lifting of COVID-19 related restrictions.

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

The rollforward of the allowance for credit losses for mortgage loans is shown below (in thousands):

Commercial Mortgage Loans
Balance at January 1, 2022	$(97,079)
Provision	4,255
Balance at March 31, 2022	$(92,824)

Commercial Mortgage Loans
Balance at January 1, 2021	$(125,703)
Provision	(885)
Balance at March 31, 2021	$(126,588)

The change in allowance for the three months ended March 31, 2022 was primarily driven by higher overall occupancy in upper-tier hotels and a decreased allowance rate in the office sector as more businesses return to pre-pandemic behavior.

The asset and allowance balances for credit losses for mortgage loans by property-type are shown below (in thousands):

	March 31, 2022		December 31, 2021
	Asset Balance	Allowance	Asset Balance	Allowance
Apartment	$567,688	$(1,540)	$522,595	$(1,366)
Hotel	975,076	(38,076)	962,345	(39,272)
Industrial	880,514	(4,047)	912,645	(4,051)
Office	1,361,373	(24,296)	1,347,384	(26,988)
Parking	390,745	(15,278)	392,310	(16,037)
Retail	758,399	(6,878)	843,035	(6,685)
Storage	169,721	(637)	163,685	(459)
Other	145,024	(2,072)	152,414	(2,221)
Total	$5,248,540	$(92,824)	$5,296,413	$(97,079)

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

	Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Total
Apartment	$12,444	$61,832	$89,955	$221,719	$22,166	$159,572	$567,688
Hotel	24,652	32,318	39,119	106,715	202,220	570,052	975,076
Industrial	48,553	177,881	236,315	135,240	65,100	217,425	880,514
Office	37,314	5,612	24,811	47,451	161,630	1,084,555	1,361,373
Parking	—	31,504	28,644	13,673	26,588	290,336	390,745
Retail	29,925	119,858	69,851	38,603	59,491	440,671	758,399
Storage	—	27,998	30,532	38,595	46,586	26,010	169,721
Other	—	50,642	—	27,117	20,089	47,176	145,024
Total	$152,888	$507,645	$519,227	$629,113	$603,870	$2,835,797	$5,248,540
Allowance for credit losses							(92,824)
Total, net of allowance							$5,155,716

Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. It is the Company's policy to not accrue interest on loans that are 90 days delinquent and where amounts are determined to be uncollectible. At March 31, 2022, one commercial loan was past due over 90 days or in non-accrual status.

Off-Balance Sheet Credit Exposures

The Company has off-balance sheet credit exposures related to non-cancellable unfunded commitment amounts on commercial mortgage loans. We estimate the allowance for these exposures by applying the allowance rate we computed for each property type to the related outstanding commitment amounts. As of March 31, 2022, we have included a $5.3 million liability in other liabilities on the condensed consolidated statements of financial position based on unfunded loan commitments of $900.9 million.

Note 6 - Real Estate and Other Investments

The carrying amount of investment real estate, net of accumulated depreciation, and real estate partnerships by property-type and geographic distribution are as follows (in thousands, except percentages):

	March 31, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage
Hotel	$63,822	6.9%	$56,198	6.1%
Industrial	99,758	10.8	119,698	12.9
Land	42,508	4.6	39,760	4.3
Office	273,847	29.6	277,034	29.8
Retail	273,171	29.5	269,941	29.1
Apartments	161,141	17.4	153,871	16.6
Other	11,212	1.2	11,910	1.2
Total	$925,459	100.0%	$928,412	100.0%

Note 6 – Real Estate and Other Investments – (Continued)

	March 31, 2022		December 31, 2021
	Amount	Percentage	Amount	Percentage
East North Central	$125,250	13.5%	$122,148	13.2%
East South Central	57,608	6.2	59,122	6.4
Mountain	136,973	14.8	127,542	13.7
Pacific	115,548	12.5	112,714	12.1
South Atlantic	67,152	7.3	67,573	7.3
West South Central	418,032	45.2	428,272	46.1
Other	4,896	0.5	11,041	1.2
Total	$925,459	100.0%	$928,412	100.0%

As of March 31, 2022, no real estate investments met the criteria as held-for-sale.

American National regularly invests in real estate partnerships and frequently participates in the design with the sponsor, but in most cases, its involvement is limited to financing. Some of these partnerships have been determined to be variable interest entities (“VIEs”). In certain instances, in addition to an economic interest in the entity, American National holds the power to direct the most significant activities of the entity and is deemed the primary beneficiary. The assets of the consolidated VIEs are restricted and must first be used to settle their liabilities. Creditors or beneficial interest holders of these VIEs have no recourse to the general credit of American National, as American National’s obligation is limited to the amount of its committed investment. American National has not provided financial or other support to the VIEs in the form of liquidity arrangements, guarantees, or other commitments to third-parties that may affect the fair value or risk of its variable interest in the VIEs in 2022 or 2021.

The assets and liabilities relating to the VIEs included in the condensed consolidated financial statements are as follows (in thousands):

	March 31, 2022	December 31, 2021
Real estate and real estate partnerships	$121,480	$126,708
Investment funds	100,045	100,374
Short-term investments	500	500
Cash and cash equivalents	9,537	10,341
Premiums due and other receivables	3,415	3,201
Other assets	13,856	12,992
Total assets of consolidated VIEs	$248,833	$254,116
Notes payable	$158,348	$149,248
Other liabilities	8,985	8,250
Total liabilities of consolidated VIEs	$167,333	$157,498

The notes payable in the condensed consolidated statements of financial position pertain to the borrowings of the consolidated VIEs. The liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $12.1 million and $3.0 million at March 31, 2022 and December 31, 2021, respectively.

The total long-term notes payable of the consolidated VIEs consists of the following (in thousands):

Interest rate	Maturity	March 31, 2022	December 31, 2021
4% fixed	2022	$74,454	$75,293
LIBOR or Equivalent	2023	10,776	10,819
4.18% fixed	2024	62,834	63,136
3.25%	2024	6,749	—
Prime Rate, min. 3.25%, currently 3.50%	2024	3,535	—
Total		$158,348	$149,248

Note 6 – Real Estate and Other Investments – (Continued)

For other real estate partnership VIEs, American National is not the primary beneficiary as major decisions impacting the economic activities of the VIE require consent from both partners. The carrying amount and maximum exposure to loss relating to these unconsolidated VIEs follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Maximum Exposure to Loss	Carrying Amount	Maximum Exposure to Loss
Real estate and real estate partnerships	$314,635	$314,635	$332,351	$332,351
Mortgage loans on real estate	710,505	710,505	690,779	690,779
Accrued investment income	3,017	3,017	2,878	2,878

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

The Company’s total investment in investment funds, real estate partnerships, and other partnerships of which substantially all are limited liability companies ("LLCs") or limited partnerships, was comprised of $1.4 billion at March 31, 2022 and December 31, 2021.

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

Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Financial Position	March 31, 2022			December 31, 2021
		Number of Instruments	Notional Amounts	Estimated Fair Value	Number of Instruments	Notional Amounts	Estimated Fair Value

Equity-indexed options	Other invested assets	484	$3,622,900	$205,296	473	$3,523,000	$259,383
Equity-indexed embedded derivative	Policyholders’ account balances	127,634	3,554,390	794,636	125,523	3,419,992	832,579

Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Operations	Gains (Losses) Recognized in Income on Derivatives
		Three months ended March 31,
		2022	2021
Equity-indexed options	Net investment income	$(35,183)	$28,827
Equity-indexed embedded derivative	Interest credited to policyholders’ account balances	39,508	(26,689)

The Company’s use of derivative instruments exposes it to credit risk in the event of non-performance by counterparties. The Company has a policy of only dealing with counterparties it believes are creditworthy and obtaining sufficient collateral where appropriate, as a means of mitigating the financial loss from defaults. The Company holds collateral in cash and notes secured by U.S. government-backed assets. The non-performance risk is the net counterparty exposure based on fair value of open contracts less fair value of collateral held. The Company maintains master netting agreements with its current active trading partners. A right of offset has been applied to collateral that supports credit risk and has been recorded in the condensed consolidated statements of financial position as an offset to “Other invested assets” with an associated payable to “Other liabilities” for excess collateral.

Note 7 – Derivative Instruments – (Continued)

Information regarding the Company’s exposure to credit loss on the options it holds is presented below (in thousands):

		March 31, 2022
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts Used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Bank of America	A2/A-	$5,444	$5,950	$—	$5,950	$5,444	$506	$—
Barclays	Baa2/BBB	36,007	19,733	18,100	37,833	36,007	1,826	—
Credit Suisse	Baa1/BBB+	18,600	20,230	—	20,230	18,600	1,630	—
ING	Baa1/A-	12,529	2,510	10,300	12,810	12,529	281	—
Morgan Stanley	A1/BBB+	41,013	37,606	5,700	43,306	41,013	2,293	—
NATIXIS*	A1/A	25,550	25,490	—	25,490	25,490	—	60
Truist	A3/A-	41,147	31,920	11,000	42,920	41,147	1,773	—
Wells Fargo	A1/BBB+	25,006	16,540	9,900	26,440	25,006	1,434	—
Total		$205,296	$159,979	$55,000	$214,979	$205,236	$9,743	$60

		December 31, 2021
Counterparty	Moody/S&P Rating	Options Fair Value	Collateral Held in Cash	Collateral Held in Invested Assets	Total Collateral Held	Collateral Amounts Used to Offset Exposure	Excess Collateral	Exposure Net of Collateral
Bank of America	A2/A-	$6,289	$5,950	$—	$5,950	$5,950	$—	$339
Barclays	Baa2/BBB	45,410	28,173	18,100	46,273	45,410	863	—
Credit Suisse	Baa1/BBB+	34,411	35,300	—	35,300	34,411	889	—
ING	Baa1/A-	13,280	3,030	10,300	13,330	13,280	50	—
Morgan Stanley	A1/BBB+	61,817	57,716	5,700	63,416	61,817	1,599	—
NATIXIS*	A1/A	26,490	26,660	—	26,660	26,490	170	—
Truist	A3/A-	39,589	30,010	11,000	41,010	39,530	1,480	59
Wells Fargo	A1/BBB+	32,097	22,320	9,900	32,220	32,065	155	32
Total		$259,383	$209,159	$55,000	$264,159	$258,953	$5,206	$430
*Collateral is prohibited from being held in invested assets.

Note 8 – Net Investment Income and Realized Investment Gains (Losses)

Net investment income is shown below (in thousands):

	Three months ended March 31,
	2022	2021
Bonds	$138,603	$130,497
Equity securities	547	7,493
Mortgage loans	83,716	70,866
Real estate and real estate partnerships	54,851	3,485
Investment funds	18,145	21,356
Equity-indexed options	(35,183)	28,827
Other invested assets	8,686	7,457
Total	$269,365	$269,981

Net investment income from equity method investments, comprised of real estate partnerships and investment funds was $70.1 million and $23.2 million for the three months ended March 31, 2022 and 2021, respectively.

Net realized investment gains (losses) are shown below (in thousands):

	Three months ended March 31,
	2022	2021
Bonds	$7,405	$7,699
Real estate and real estate partnerships	2,896	11,193
Other invested assets	(24)	347
Total	$10,277	$19,239

Net realized investment gains (losses) by transaction type are shown below (in thousands):

	Three months ended March 31,
	2022	2021
Sales	$3,846	$12,898
Calls and maturities	6,509	7,260
Paydowns	1	439
Impairments	—	(1,265)
Other	(79)	(93)
Total	$10,277	$19,239

Note 9 – Fair Value of Financial Instruments

The carrying amount and fair value of financial instruments are shown below (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity	$6,896,485	$6,828,253	$7,088,981	$7,458,789
Fixed maturity, bonds available-for-sale	9,473,058	9,473,058	8,380,248	8,380,248
Equity securities	84,974	84,974	135,433	135,433
Equity-indexed options, included in other invested assets	205,296	205,296	259,383	259,383
Mortgage loans on real estate, net of allowance	5,155,716	5,212,033	5,199,334	5,271,950
Policy loans	365,117	365,117	365,208	365,208
Short-term investments	1,217,041	1,217,041	1,840,732	1,840,732
Separate account assets ($1,197,883 and $1,278,380 included in fair value hierarchy)	1,237,906	1,237,906	1,320,703	1,320,703
Separately managed accounts, included in other invested assets	105,213	105,213	99,884	99,884
Total financial assets	$24,740,806	$24,728,891	$24,689,906	$25,132,330
Financial liabilities
Investment contracts	$9,238,203	$9,238,203	$10,947,958	$10,947,958
Embedded derivative liability for equity-indexed contracts	794,636	794,636	832,579	832,579
Notes payable	158,348	158,348	149,248	149,248
Separate account liabilities ($1,197,883 and $1,278,380 included in fair value hierarchy)	1,237,906	1,237,906	1,320,703	1,320,703
Total financial liabilities	$11,429,093	$11,429,093	$13,250,488	$13,250,488

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

No gains or losses were recognized on assets transferred to separate accounts for the three months ended March 31, 2022 and 2021, respectively.

Embedded Derivatives—The amounts reported within policyholder contract deposits include equity linked interest crediting rates based on the S&P 500 within indexed annuities and indexed life. The following unobservable inputs are used for measuring the fair value of the embedded derivatives associated with the policyholder contract liabilities:
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
•Equity volatility assumptions begin with current market volatilities and grow to long-term values. Increases to the assumed volatility will increase the fair value of liabilities, as future projections will produce higher increases in the linked index. At March 31, 2022 and December 31, 2021, the one year implied volatility used to estimate embedded derivative value was 18.2% and 19.6%, respectively.

Fair values of indexed life and annuity liabilities are calculated using the discounted cash flow technique. Shown below are the significant unobservable inputs used to calculate the Level 3 fair value of the embedded derivatives within policyholder contract deposits (in millions, except range percentages):

	Fair Value			Range
	March 31, 2022	December 31, 2021	Unobservable Input	March 31, 2022	December 31, 2021
Security type
Embedded derivative
Indexed Annuities	$771.0	$799.3	Lapse Rate	1-50%	1-50%
			Mortality Multiplier	100%	100%
			Equity Volatility	14-68%	12-64%
Indexed Life	23.6	33.3	Equity Volatility	14-68%	12-64%

Note 9 – Fair Value of Financial Instruments – (Continued)

Quantitative Disclosures

The fair value hierarchy measurements of the financial instruments are shown below (in thousands):

	Assets and Liabilities Carried at Fair Value by Hierarchy Level at March 31, 2022
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$24,843	$24,843	$—	$—
U.S. states and political subdivisions	1,001,078	—	1,001,078	—
Foreign governments	5,583	—	5,583	—
Corporate debt securities	8,189,193	—	7,933,212	255,981
Residential mortgage-backed securities	30,313	—	30,313	—
Collateralized debt securities	222,048	—	222,048	—
Total bonds available-for-sale	9,473,058	24,843	9,192,234	255,981
Equity securities
Common stock	21,923	20,200	—	1,723
Preferred stock	63,051	29,732	—	33,319
Total equity securities	84,974	49,932	—	35,042
Options	205,296	—	—	205,296
Short-term investments	1,217,041	—	1,217,041	—
Separate account assets	1,197,883	364,726	833,157	—
Separately managed accounts	105,213	—	—	105,213
Total financial assets	$12,283,465	$439,501	$11,242,432	$601,532
Financial liabilities
Embedded derivative for equity-indexed contracts	$794,636	$—	$—	$794,636
Notes payable	158,348	—	—	158,348
Separate account liabilities	1,197,883	364,726	833,157	—
Total financial liabilities	$2,150,867	$364,726	$833,157	$952,984

	Assets and Liabilities Carried at Fair Value by Hierarchy Level at December 31, 2021
	Total Fair Value	Level 1	Level 2	Level 3
Financial assets
Fixed maturity, bonds available-for-sale
U.S. treasury and government	$26,753	$26,753	$—	$—
U.S. states and political subdivisions	1,077,129	—	1,077,129	—
Foreign governments	5,841	—	5,841	—
Corporate debt securities	7,036,148	—	6,789,991	246,157
Residential mortgage-backed securities	31,967	—	31,967	—
Collateralized debt securities	202,410	—	202,410	—
Total bonds available-for-sale	8,380,248	26,753	8,107,338	246,157
Equity securities
Common stock	94,895	93,315	—	1,580
Preferred stock	40,538	7,570	—	32,968
Total equity securities	135,433	100,885	—	34,548
Options	259,383	—	—	259,383
Short-term investments	1,840,732	—	1,840,732	—
Separate account assets	1,278,380	381,414	896,966	—
Separately managed accounts	99,884	—	—	99,884
Total financial assets	$11,994,060	$509,052	$10,845,036	$639,972
Financial liabilities
Embedded derivative for equity-indexed contracts	$832,579	$—	$—	$832,579
Notes payable	149,248	—	—	149,248
Separate account liabilities	1,278,380	381,414	896,966	—
Total financial liabilities	$2,260,207	$381,414	$896,966	$981,827

Note 9 – Fair Value of Financial Instruments – (Continued)

For financial instruments measured at fair value on a recurring basis using Level 3 inputs during the period, a reconciliation of the beginning and ending balances is shown below (in thousands):

	Level 3
	Three months ended March 31, 2022
	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Beginning balance	$280,705	$259,383	$99,884	$832,579
Net loss for derivatives included in net investment income	—	(35,183)	—	—
Net change included in interest credited	—	—	—	(39,508)
Net fair value change included in other comprehensive income	296	—	5	—
Purchases, sales and settlements or maturities
Purchases	30,269	22,960	12,765	—
Sales	(20,247)	—	(7,441)	—
Settlements or maturities	—	(41,864)	—	—
Premiums less benefits	—	—	—	1,565
Ending balance at March 31, 2022	$291,023	$205,296	$105,213	$794,636

	Level 3
	Three months ended March 31, 2021
	Assets			Liability
	Investment Securities	Equity-Indexed Options	Separately Managed Accounts	Embedded Derivative
Beginning balance	$111,505	$242,201	$64,424	$705,013
Net gain for derivatives included in net investment income	—	28,827	—	—
Net change included in interest credited	—	—	—	26,689
Net fair value change included in other comprehensive income	1,178	—	594	—
Purchases, sales and settlements or maturities
Purchases	27,453	20,147	10,072	—
Sales	(11,650)	—	(8,109)	—
Settlements or maturities	—	(37,812)	—	—
Premiums less benefits	—	—	—	8,812
Ending balance at March 31, 2021	$128,486	$253,363	$66,981	$740,514

Within the net gain (loss) for derivatives included in net investment income were unrealized losses of $56.2 million and unrealized gains of $7.9 million, relating to assets still held at March 31, 2022 and 2021, respectively.

There were no transfers between Level 1 and Level 2 fair value hierarchies during the periods presented. American National’s valuation of financial instruments categorized as Level 3 in the fair value hierarchy are based on valuation techniques that use significant inputs that are unobservable or had a decline in market activity that obscured observability. The indicators considered in determining whether a significant decrease in the volume and level of activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, the level of credit spreads over historical levels, applicable bid-ask spreads, and price consensus among market participants and other pricing sources. The transfers into Level 3 during the three months ended March 31, 2022 were the result of securities not being priced by the third-party service at the end of the period.

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

Note 9 – Fair Value of Financial Instruments – (Continued)

The following summarizes the fair value (in thousands), valuation techniques and unobservable inputs of the Level 3 fair value measurements:

	Fair Value at March 31, 2022	Valuation Technique	Unobservable Input	Range/Weighted Average
Security type
Investment securities
Common stock	$1,723	Guideline public company method (1)	LTM Revenue Multiple	3.7x
		CVM	NCY Revenue Multiple (6)	3.25x
			NCY +1 Revenue Multiple (7)	0.7x
			NCY +1 EBITDA Multiple	4.75x
Preferred stock	33,319	Guideline public company method	LTM Revenue Multiple (4)	5.42x
		CVM	LTM EBITDA Multiple	6.75x
			NCY Revenue Multiple	3.25x
			NCY +1 Revenue Multiple	0.7x
			NCY +1 EBITDA Multiple (8)	4.75x
Bonds	255,981	Priced at cost	Coupon rate	2.72-8.00%
Separately managed accounts	105,213	Discounted cash flows (yield analysis)	Discount rate	5.50-18.70%
		CVM	NCY +1 EBITDA	4.87x
		Market transaction		N/A

	Fair Value at December 31, 2021	Valuation Technique	Unobservable Input	Range/Weighted Average
Security type
Investment securities
Common stock	$1,580	Guideline public company method (1)	Recurring Revenue Multiple (2)	8x
		Option pricing method	LTM EBITDA Multiple (3)	7.6x
		CVM	NCY EBITDA Multiple (5)	4.8x
Preferred stock	32,968	Guideline public company method (1)	LTM Revenue Multiple (4)	6.3x
		Priced at cost	LTM EBITDA Multiple (3)	4.2x
			NCY EBITDA Multiple (5)	4.8x
			Term (Years)	1.80
			Volatility	60.00%
Bonds	246,157	Priced at cost	Coupon rate	2.63-8.00%
Separately managed accounts	99,884	Discounted cash flows (yield analysis)	Discount rate	4.80-16.40%
		CVM	NCY EBITDA Multiple (5)	4.8x
		Market transaction	N/A	N/A
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
(6)NCY Revenue forecast revenue over the next calendar year.
(7)NCY +1 Revenue forecast revenue over the calendar year that is two years from measurement.
(8)NCY +1 EBITDA forecast EBITDA over the calendar year that is two years from measurement.

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

Note 9 – Fair Value of Financial Instruments – (Continued)

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

Mortgage Loans—The fair value of mortgage loans is estimated using discounted cash flow analyses on a loan-by-loan basis by applying a discount rate to expected cash flows from future installment and balloon payments. The discount rate takes into account general market trends and specific credit risk trends for the individual loan. Factors used to arrive at the discount rate include inputs from spreads based on U.S. Treasury notes and the loan’s credit quality, region, property-type, lien priority, payment type and current status.

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

Federal Home Loan Bank Advance—The Federal Home Loan Bank advance was carried at outstanding principal balance. The fair value of the advance was obtained from the Federal Home Loan Bank of Dallas. The Company does not have outstanding loans from FHLB as of March 31, 2022.

Note 9 – Fair Value of Financial Instruments – (Continued)

The carrying value and estimated fair value of financial instruments not recorded at fair value on a recurring basis are shown below (in thousands):

	March 31, 2022
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	Level 1	$12,248	$11,430
U.S. states and political subdivisions	Level 2	89,666	83,354
Foreign governments	Level 2	14,335	13,498
Corporate debt securities	Level 2	6,627,177	6,569,908
Residential mortgage-backed securities	Level 2	43,025	43,558
Collateralized debt securities	Level 2	110,034	106,505
Total fixed maturity, bonds held-to-maturity		6,896,485	6,828,253
Mortgage loans on real estate, net of allowance	Level 3	5,155,716	5,212,033
Policy loans	Level 3	365,117	365,117
Total financial assets		$12,417,318	$12,405,403
Financial liabilities
Investment contracts	Level 3	$9,238,203	$9,238,203
Notes payable	Level 3	158,348	158,348
Total financial liabilities		$9,396,551	$9,396,551

	December 31, 2021
	FV Hierarchy Level	Carrying Amount	Fair Value
Financial assets
Fixed maturity, bonds held-to-maturity
U.S. treasury and government	Level 1	$12,284	$11,997
U.S. states and political subdivisions	Level 2	104,039	103,809
Foreign governments	Level 2	14,369	14,347
Corporate debt securities	Level 2	6,799,051	7,166,564
Residential mortgage-backed securities	Level 2	47,975	50,178
Collateralized debt securities	Level 2	111,263	111,894
Total fixed maturity, bonds held-to-maturity		7,088,981	7,458,789
Mortgage loans on real estate, net of allowance	Level 3	5,199,334	5,271,950
Policy loans	Level 3	365,208	365,208
Total financial assets		$12,653,523	$13,095,947
Financial liabilities
Investment contracts	Level 3	$10,947,958	$10,947,958
Notes payable	Level 3	149,248	149,248
Total financial liabilities		$11,097,206	$11,097,206

Note 10 – Deferred Policy Acquisition Costs

Deferred policy acquisition costs (“DAC”) are shown below (in thousands):

	Life	Annuity	Health	Property & Casualty	Total
Beginning balance at January 1, 2022	$956,045	$380,472	$29,348	$132,259	$1,498,124
Additions	40,364	16,272	3,265	92,050	151,951
Amortization	(33,165)	(12,724)	(4,182)	(87,764)	(137,835)
Effect of change in unrealized gains on available-for-sale debt securities	9,400	112,695	—	—	122,095
Net change	16,599	116,243	(917)	4,286	136,211
Ending balance at March 31, 2022	$972,644	$496,715	$28,431	$136,545	$1,634,335

Commissions comprise the majority of additions to deferred policy acquisition costs.

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

Information regarding the liability for unpaid claims is shown below (in thousands):

	Three months ended March 31,
	2022	2021
Unpaid claims balance, beginning	$1,455,079	$1,373,600
Less: Reinsurance recoverables	288,358	262,471
Net beginning balance	1,166,721	1,111,129
Incurred related to
Current	298,198	300,176
Prior years	(6,150)	(31,127)
Total incurred claims	292,048	269,049
Paid claims related to
Current	95,315	99,857
Prior years	191,862	160,716
Total paid claims	287,177	260,573
Net balance	1,171,592	1,119,605
Plus: Reinsurance recoverables	274,708	239,160
Unpaid claims balance, ending	$1,446,300	$1,358,765

The net and gross reserve calculations have shown favorable development as a result of favorable loss emergence compared to what was implied by the loss development patterns used in the original estimation of losses in prior years. Estimates for ultimate incurred claims attributable to insured events of prior years decreased by approximately $6.2 million during the first three months of 2022 and decreased by $31.1 million during the same period in 2021. The favorable development in 2022 was a reflection of lower-than-anticipated settlement of losses arising from guaranteed asset protection waiver line of business. The favorable development in 2021 was a reflection of lower liability claim settlement costs emerging from commercial automotive, agribusiness, and private passenger automobile lines of business.

For short-duration health insurance claims, the total of IBNR plus expected development on reported claims included in the liability for unpaid claims and claim adjustment expenses at March 31, 2022 and December 31, 2021 was $17.6 million and $18.9 million, respectively.

Note 12 – Federal Income Taxes

A reconciliation of the effective tax rate to the statutory federal tax rate is shown below (in thousands, except percentages):

	Three months ended March 31,
	2022		2021
	Amount	Rate	Amount	Rate
Total expected income tax expense at the statutory rate	$29,155	21.0%	$44,625	21.0%
Tax-exempt investment income	(1,119)	(0.8)	(1,172)	(0.6)
Dividend exclusion	(211)	(0.2)	(813)	(0.4)
Tax credits, net	(1,331)	(1.0)	(1,618)	(0.8)
Low income housing tax credit expense	807	0.6	1,513	0.7
Change in valuation allowance	16	—	29	—
Other items, net	(31)	0.1	607	0.4
Total	$27,286	19.7%	$43,171	20.3%

As of March 31, 2022, American National had no material net operating loss or tax credit carryforwards.

American National’s federal income tax returns for tax years 2018 to 2020 are subject to examination by the Internal Revenue Service. In the opinion of management, all prior year deficiencies have been paid or adequate provisions have been made for any tax deficiencies that may be upheld.

As of March 31, 2022, American National had no provision for uncertain tax positions and no provision for penalties or interest. In addition, management does not believe there are any uncertain tax benefits that could be recognized within the next twelve months that would impact American National’s effective tax rate.

Note 13 – Accumulated Other Comprehensive Income (Loss)

The components of and changes in the accumulated other comprehensive income (“AOCI”), and the related tax effects, are shown below (in thousands):

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2022	$149,312	$546	$(2,804)	$147,054
Amounts reclassified from AOCI (net of tax benefit $1,436 and expense $756)	(5,400)	2,843	—	(2,557)
Unrealized holding losses arising during the period (net of tax benefit $125,940)	(473,773)	—	—	(473,773)
Unrealized adjustment to DAC (net of tax expense $25,640)	96,455	—	—	96,455
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $2,046)	7,698	—	—	7,698
Foreign currency adjustment (net of tax expense $83)	—	—	312	312
Ending balance at March 31, 2022	$(225,708)	$3,389	$(2,492)	$(224,811)

	Net Unrealized Gains (Losses) on Securities	Defined Benefit Pension Plan Adjustments	Foreign Currency Adjustments	Accumulated Other Comprehensive Income (Loss)
Beginning balance at January 1, 2021	$292,166	$(67,130)	$(2,866)	$222,170
Amounts reclassified from AOCI (net of tax benefit $944 and expense $1,013)	(3,553)	3,809	—	256
Unrealized holding losses arising during the period (net of tax benefit $35,260)	(132,644)	—	—	(132,644)
Unrealized adjustment to DAC (net of tax expense $7,050)	26,519	—	—	26,519
Unrealized losses on investments attributable to participating policyholders’ interest (net of tax expense $908)	3,414	—	—	3,414
Foreign currency adjustment (net of tax expense $65)	—	—	244	244
Ending balance at March 31, 2021	$185,902	$(63,321)	$(2,622)	$119,959
Unrealized holding losses increased during the period ended March 31, 2022 compared to December 31, 2021, as a result of an increase in benchmark ten-year interest rates, which were 2.3% and 1.5%, respectively. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

Note 14 – Stockholders’ Equity and Noncontrolling Interests

ANAT has one class of common stock with a par value $0.01 per share and 50,000,000 authorized shares. Each issued and outstanding share of the Company's common stock will be converted into the right to receive $190.00 in cash without interest pursuant to the Merger Agreement with Brookfield Reinsurance that was announced by the Company on August 9, 2021. Refer to Note 1, Nature of Operations, for more information. The number of shares outstanding at the dates indicated are shown below:

	March 31, 2022	December 31, 2021
Common stock
Shares issued	26,887,200	26,887,200
Restricted shares	(10,000)	(10,000)
Unrestricted outstanding shares	26,877,200	26,877,200

Stock-based Compensation

American National has made grants of Restricted Stock (“RS”) Awards, and Restricted Stock Units (“RSU”), pursuant to a stock-based compensation plan. The term for granting additional awards under such plan expired in 2019. Pursuant to the plan, grants were made to certain officers meeting established performance objectives, and grants were made to directors as compensation and to align their interests with those of other shareholders. In addition, American National has made grants to directors and advisory directors of RSUs that are cash-settled only, with no provision for conversion to stock. During 2021, 10,197 of such cash-settled RSUs were granted and remain outstanding at March 31, 2022 as shown in the table below.

RS and RSU information for the periods indicated are shown below:

	RS Shares		RSUs
	Shares	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	10,000	$80.05	10,197	$113.35
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at March 31, 2022	10,000	$80.05	10,197	$113.35

	RS Shares	RSUs
Weighted-average contractual remaining life (in years)	0.92	0.08
Exercisable shares	N/A	N/A
Weighted-average exercise price	$80.05	$113.35
Weighted-average exercise price exercisable shares	N/A	N/A
Compensation expense
Three months ended March 31, 2022	$20,000	$175,000
Three months ended March 31, 2021	20,000	220,000
Fair value of liability award
March 31, 2022	N/A	$1,560,000
December 31, 2021	N/A	1,926,000

RS awards entitle the participant to full dividend and voting rights. Each RS share awarded has the value of one share of restricted stock and vests 10 years from the grant date. Unvested shares are restricted as to disposition and are subject to forfeiture under certain circumstances. Compensation expense is recognized over the vesting period. The restrictions on these awards lapse after 10 years and feature a graded vesting schedule in the case of the retirement, death or disability of an award holder or change in control. Restricted stock awards for 350,334 shares have been granted at an exercise price of zero, of which 10,000 shares are unvested.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

RSU awards to our directors and advisory directors are settled in cash based upon the market price of our common stock after one-year or earlier upon death, disability or retirement from service after age 65 or change in control. A new grant of 10,197 RSUs was awarded to directors and advisory directors on May 1, 2021 with one-year cliff vesting which will be settled in cash in May 2022.

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

	Three months ended March 31,
	2022	2021
Weighted average shares outstanding	26,877,200	26,877,200
Incremental shares from RS awards	7,541	7,699
Total shares for diluted calculations	26,884,741	26,884,899
Net income attributable to American National (in thousands)	$108,769	$170,173
Basic earnings per share	$4.05	$6.33
Diluted earnings per share	$4.05	$6.33

Statutory Capital and Surplus

Risk Based Capital (“RBC”) is a measure defined by the National Association of Insurance Commissioners (NAIC) and is used by insurance regulators to evaluate the capital adequacy of American National's insurance subsidiaries. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level at least 100% of the company action level RBC are required to take certain actions. At both March 31, 2022 and December 31, 2021, the statutory capital and surplus of American National Insurance Company ("ANICO") was $4.0 billion, which resulted in an RBC level above 200% of the company action level. All of our other insurance subsidiaries had statutory capital and surplus at March 31, 2022 and December 31, 2021, above 200% of the company action level.

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

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

One of American National’s insurance subsidiaries has been granted a permitted practice from the Missouri Department of Insurance to record as the valuation of its investment in a wholly-owned subsidiary that is the attorney-in-fact for a Texas domiciled insurer, the statutory capital and surplus of the Texas domiciled insurer. This permitted practice increases the statutory capital and surplus of both ANICO and American National Lloyds Insurance Company by $64.2 million and $68.1 million at March 31, 2022 and December 31, 2021, respectively. The statutory capital and surplus of both ANICO and American National Lloyds Insurance Company would have remained above the authorized control level RBC had it not used the permitted practice.

The statutory capital and surplus and net income (loss) of our life and property and casualty insurance entities in accordance with statutory accounting practices are shown below (in thousands):

	March 31, 2022	December 31, 2021
Statutory capital and surplus
Life insurance entities	$2,427,574	$2,425,759
Property and casualty insurance entities	1,602,817	1,570,501

	Three months ended March 31,
	2022	2021
Statutory net income (loss)
Life insurance entities	$52,558	$(32,217)
Property and casualty insurance entities	31,698	39,272

Dividends

Dividends are paid on a quarterly basis. We paid a quarterly dividend of $0.82 per share for each quarter during the three months ended March 31, 2022 and 2021, and we expect to continue to pay regular quarterly cash dividends, not to exceed $0.82 per share, prior to the completion of the Merger with Brookfield Reinsurance, although there is no assurance as to future dividends because they depend on future earnings, capital requirements and financial conditions.

Under the terms of the Merger Agreement with Brookfield Reinsurance, American National is not permitted to pay cash dividends prior to the closing of the Merger, except for quarterly cash dividends of not more than $0.82 per share, with record and payment dates set forth on an agreed schedule that reflects American National’s historical dividend amounts, record dates and payment dates. Consistent with that schedule, American National has paid two quarterly cash dividends since the Merger Agreement was signed on August 6, 2021. The next permitted record date for dividends is June 7, 2022. If the Merger has not closed on or prior to that date, then we would expect our Board of Directors to declare a regular quarterly dividend payable June 17, 2022 to the holders of record on June 7, 2022.

The Merger Agreement requires American National and Brookfield Reinsurance to close the Merger on the fourth business day after all insurance regulatory approvals have been obtained. However, there can be no assurance as to whether the Merger will close prior to, on, or after June 7, 2022, and we are not able to accelerate our quarterly dividend schedule without Brookfield Reinsurance’s prior written consent. Refer to Note 1, Nature of Operations, for more information regarding the Merger Agreement with Brookfield Reinsurance.

The amount of dividends paid by our insurance company subsidiaries is restricted by insurance law. These restrictions are based, in part, on the prior year’s statutory income and surplus. In general, dividends up to specified levels are considered ordinary and may be paid without prior regulatory approval. Dividends in larger amounts, or extraordinary dividends, are subject to approval by the insurance commissioner of the relevant state of domicile. For example, restrictions applicable to Texas-domiciled life insurance companies like ANICO limit the payment of dividends to the greater of the prior year’s statutory net gain from operations before realized capital gains, or 10% of prior year statutory surplus, in each case determined in accordance with statutory accounting principles. ANICO is permitted without prior approval of the Texas Department of Insurance to pay total dividends of $792.4 million during 2022, subject to the terms and conditions of the Merger Agreement with Brookfield Reinsurance.

Note 14 – Stockholders’ Equity and Noncontrolling Interests – (Continued)

Noncontrolling Interest

American National County Mutual Insurance Company (“County Mutual”) is a mutual insurance company owned by its policyholders. ANICO has a management agreement that effectively gives it control of County Mutual. As a result, County Mutual is included in the condensed consolidated financial statements of American National. Policyholder interests in the financial position of County Mutual are reflected as noncontrolling interest $6.8 million at March 31, 2022 and December 31, 2021, respectively.

American National Group, Inc. and its subsidiaries exercise control or ownership of various joint ventures, resulting in their consolidation into American National’s condensed consolidated financial statements. The interests of the other partners in the consolidated joint ventures are shown as a noncontrolling interest of $2.5 million and $0.9 million at March 31, 2022 and December 31, 2021, respectively.

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

Note 15 – Segment Information – (Continued)

The results of operations measured as the income (loss) before federal income tax and other items by operating segments are summarized below (in thousands):

	Three months ended March 31, 2022
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$106,216	$7,343	$32,465	$436,087	$—	$582,111
Other policy revenues	89,072	5,692	—	—	—	94,764
Net investment income	52,910	108,776	1,248	14,894	91,537	269,365
Net realized investment gains	—	—	—	—	10,277	10,277
Increase in investment credit loss	—	—	—	—	(11,636)	(11,636)
Net losses on equity securities	—	—	—	—	(9,482)	(9,482)
Other income	898	1,188	4,343	3,002	1,304	10,735
Total premiums and other revenues	249,096	122,999	38,056	453,983	82,000	946,134
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	164,276	21,294	—	—	—	185,570
Claims incurred	—	—	20,636	270,605	—	291,241
Interest credited to policyholders’ account balances	10,013	38,286	—	—	—	48,299
Commissions for acquiring and servicing policies	45,441	15,229	5,321	91,352	—	157,343
Other operating expenses	50,297	13,349	11,139	52,661	11,516	138,962
Change in deferred policy acquisition costs	(7,199)	(3,548)	917	(4,286)	—	(14,116)
Total benefits, losses and expenses	262,828	84,610	38,013	410,332	11,516	807,299
Income (loss) before federal income tax and other items	$(13,732)	$38,389	$43	$43,651	$70,484	$138,835

	Three months ended March 31, 2021
	Life	Annuity	Health	Property & Casualty	Corporate & Other	Total
PREMIUMS AND OTHER REVENUES
Premiums	$100,779	$24,241	$38,228	$399,405	$—	$562,653
Other policy revenues	81,508	5,031	—	—	—	86,539
Net investment income	67,797	153,864	2,083	15,513	30,724	269,981
Net realized investment gains	—	—	—	—	19,239	19,239
Increase in investment credit loss	—	—	—	—	(5,486)	(5,486)
Net gains on equity securities	—	—	—	—	95,940	95,940
Other income	458	856	4,094	3,489	855	9,752
Total premiums and other revenues	250,542	183,992	44,405	418,407	141,272	1,038,618
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	146,160	44,717	—	—	—	190,877
Claims incurred	—	—	24,251	244,135	—	268,386
Interest credited to policyholders’ account balances	19,770	88,017	—	—	—	107,787
Commissions for acquiring and servicing policies	45,420	23,042	5,986	79,237	—	153,685
Other operating expenses	47,041	12,181	10,608	53,886	9,786	133,502
Change in deferred policy acquisition costs	(14,469)	(11,071)	854	(3,433)	—	(28,119)
Total benefits, losses and expenses	243,922	156,886	41,699	373,825	9,786	826,118
Income before federal income tax and other items	$6,620	$27,106	$2,706	$44,582	$131,486	$212,500

Note 16 – Commitments and Contingencies

Commitments

American National and its subsidiaries lease insurance sales office space, technological equipment, and automobiles. The remaining long-term lease commitments at March 31, 2022 were approximately $12.7 million.

American National had aggregate commitments at March 31, 2022 to purchase, expand or improve real estate, to fund fixed interest rate mortgage loans, and to purchase other invested assets of $1.8 billion of which $1.0 billion is expected to be funded in 2022 with the remainder funded in 2023 and beyond.

American National had outstanding letters of credit in the amount of $3.5 million as of March 31, 2022 and December 31, 2021.

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

Federal Home Loan Bank (FHLB) Agreements

The Company has access to the FHLB’s financial services including advances that provide an attractive funding source for short-term borrowing and for access to other funding agreements. As of March 31, 2022, certain municipal bonds and collateralized mortgage obligations with a fair value of approximately $24.3 million and commercial mortgage loans of approximately $1.4 billion were on deposit with the FHLB as collateral for borrowing. As of March 31, 2022, the collateral provided borrowing capacity of approximately $826.6 million. The deposited securities and commercial mortgage loans are included in the Company’s condensed consolidated statements of financial position within fixed maturity securities and mortgage loans on real estate, net of allowance, respectively.

Guarantees

ANICO has guaranteed bank loans for customers of a third-party marketing operation. The bank loans are used to fund premium payments on life insurance policies issued by ANICO. The loans are secured by the cash values of the life insurance policies. If the customer were to default on a bank loan, ANICO would be obligated to pay off the loan. As the cash values of the life insurance policies always equal or exceed the balance of the loans, management does not foresee any loss on these guarantees. The total amount of the guarantees outstanding as of March 31, 2022, was approximately $121.4 million, while the total cash value of the related life insurance policies was approximately $143.9 million.

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

Note 17 – Related Party Transactions

American National has entered into recurring transactions and agreements with certain related parties. These include mortgage loans, management contracts, agency commission contracts, marketing agreements, health insurance contracts, and legal services. The impact on the condensed consolidated financial statements of significant related party transactions is shown below (in thousands):

		Dollar Amount of Transactions
	Financial Statement Line Impacted	Three months ended March 31,		Amount due from American National
Related Party		2022	2021	March 31, 2022	December 31, 2021
Greer, Herz & Adams, LLP	Other operating expenses	$3,573	$3,713	$(564)	$(310)

Transactions with Greer, Herz & Adams, LLP: Irwin M. Herz, Jr. is a member of the Board of Directors of American National Group, Inc. and certain of its subsidiaries, and a Partner with Greer, Herz & Adams, LLP, which serves as American National’s General Counsel.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following pages provide management’s discussion and analysis (“MD&A”) of financial condition and results of operations for the three months ended March 31, 2022 and 2021 of American National Group, Inc. and its subsidiaries (referred to in this document as “we,” “our,” “us,” or the “Company”). This information should be read in conjunction with our condensed consolidated financial statements included in Item 1, Financial Statements, of this Form 10-Q.

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

Regulatory Approval Process. The completion of the merger and other transactions contemplated by the Merger Agreement (the “Proposed Transaction”) is subject to satisfaction or waiver of certain customary closing conditions, including obtaining the required regulatory approval from the insurance authorities in Texas, Missouri, New York, Louisiana and California. The required insurance regulatory process has been moving forward consistent with our prior disclosures, and we continue to expect to complete the Proposed Transaction before the end of the first half of 2022. However, because state insurance regulatory approval remains outstanding, the Company cannot provide assurance the Proposed Transaction will be completed on the terms or timeline currently contemplated, or at all.

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

The Merger Agreement permits the Company to continue to pay regular quarterly cash dividends not to exceed $0.82 per share of common stock prior to completion of the Proposed Transaction.

The above is a summary of certain material terms of the Merger Agreement and is qualified in its entirety by the terms and conditions of the Merger Agreement, which was filed as an exhibit to the Company’s current report on Form 8-K filed on August 9, 2021.

Caution Regarding Forward-Looking Statements

Certain statements made in this report, including but not limited to the accompanying condensed consolidated financial statements, and the notes thereto appearing in Item 1 herein, Management's Discussion and Analysis of Financial Condition and Results of Operations in this Item 2 ("MD&A"), and the exhibits and financial statement schedules filed as a part hereof or incorporated by reference herein, may contain or incorporate by reference information that includes or is based upon forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally are indicated by words such as “expects,” “intends,” “anticipates,” “plans,” “believes,” “estimates,” “will” or words of similar meaning, and include, without limitation, statements regarding the outlook of our business and expected financial performance, and statements relating to the COVID-19 pandemic and its effects on the Company. These forward-looking statements are subject to changes and uncertainties which are, in many instances, beyond our control and have been made based upon our assumptions, expectations and beliefs concerning future developments and their potential effect upon us. There can be no assurance that future developments will be in accordance with our expectations, that the effect of future developments on us will be as anticipated, or that our risk management policies and procedures will be effective, particularly given the uncertainty relating to the COVID-19 pandemic. We do not make public specific projections relating to future earnings, and we do not endorse any projections regarding future performance made by others. Additionally, we do not publicly update or revise forward-looking statements based on the outcome of various foreseeable or unforeseeable events. Forward-looking statements are not guarantees of future performance and involve various risks and uncertainties. Forward-looking statements relate to the Proposed Transaction contemplated by the Merger Agreement, as well as to the Company’s financial and operating performance on a stand-alone basis prior to the consummation of the Proposed Transaction or if the Proposed Transaction is not consummated. There are certain important factors that could cause actual results to differ, possibly materially, from expectations or estimates reflected in such forward-looking statements, including without limitation risks, uncertainties and other factors discussed in Item 1A of our 2021 Form 10-K filed with the SEC on February 25, 2022 and elsewhere in this report, and the following factors relating to the Proposed Transaction:
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
The foregoing review of important factors related to the Proposed Transaction should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included herein and elsewhere, including the risk factors included in Brookfield Reinsurance’s Registration Statement on Form F-1 and the Company's most recent Annual Report on Form 10-K and other documents of the Company and Brookfield Reinsurance on file with the SEC. Neither the Company nor Brookfield Reinsurance undertakes any obligation to update, correct or otherwise revise any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or Brookfield Reinsurance and/or any person acting on behalf of either of them are expressly qualified in their entirety by this paragraph. The information contained on any websites referenced in this Quarterly Report on Form 10-Q is not incorporated by reference into this Quarterly Report on Form 10-Q.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

COVID-19 Response

A summary of actions the Company has taken in response to COVID-19 through December 31, 2021 is disclosed in our 2021 Annual Report on form 10-K filed with the SEC on February 25, 2022. Below is a summary of subsequent developments in our COVID-19 response:
•We continue to take steps to protect employees with the goals of maintaining their health and sustaining an adequate workforce, including employees working from home and offering flexibility for employees negotiating scheduling conflicts due to the impacts of COVID-19, such as caring for family, alternative arrangements and shutdowns for business and schools, self-isolation or personal illness, including granting additional paid time off for vaccinations and to address these hardships. Additionally, we closely monitor and align with federal, state, and local health mandates for the protection of our onsite workers (masking, social distancing, etc.).
•We suspended our summer Internship Program for 2020. In 2021, we piloted a hybrid program which combined virtual and in-person elements for a small group of interns. In 2022, we will offer a hybrid program for an expanded group of interns.
•We have recently updated return-to-office plans for our locations. Beginning in early April 2022, we began to gradually introduce more employees to our office locations. While some employees have positions requiring them to work onsite, others can work hybrid schedule, with their management team's approval.

Although since the onset of the pandemic we have been able to maintain our business operations, no assurance can be given that these actions will continue to be successful, nor can we predict the level of disruption that will occur should the COVID-19 pandemic and its related macroeconomic risks continue for an extended period of time. Given this uncertainty, we are unable to quantify with reasonable confidence the expected impact of the COVID-19 pandemic on our future operations, financial condition, liquidity and results of operations. The wide-ranging social, economic and financial consequences of the COVID-19 pandemic and the possible effects of ongoing and future governmental action in response to COVID-19 compound this uncertainty. Additional information regarding risks and uncertainties related to the COVID-19 pandemic are set forth in Part II, Item 1A, Risk Factors of our 2021 Form 10-K filed with the SEC on February 25, 2022. For additional information regarding the direct and indirect impact to mortality refer to Part I, Item 2, MD&A, Life.

This MD&A should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Financial Information, Item 1, Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Overview

American National Group, Inc. ("ANAT") is a family of companies that has, on a consolidated GAAP basis, $30.9 billion in assets, $24.2 billion in liabilities and $6.7 billion in stockholders’ equity as of March 31, 2022. ANICO, founded in 1905 and headquartered in Galveston, Texas, and other ANAT subsidiaries offer a broad spectrum of products and services, which include life insurance, annuities, property and casualty insurance, health insurance, credit insurance, and pension products. The American National companies operate in all 50 states, the District of Columbia and Puerto Rico. In addition to ANICO, major subsidiaries include American National Life Insurance Company of Texas, American National Life Insurance Company of New York, American National Property and Casualty Company, Garden State Life Insurance Company, Standard Life and Accident Insurance Company, Farm Family Casualty Insurance Company and United Farm Family Insurance Company.

General Trends

During the first quarter of 2022, American National had no material changes to the general trends discussed in the MD&A included in our 2021 Annual Report on Form 10-K filed with the SEC on February 25, 2022. However, please see the "COVID-19 Response" discussion above for general information about the pandemic's impact on us, as well as "Introductory Note Regarding Pending Merger" above for general information about the pending Merger with Brookfield Reinsurance.

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

Proceeds from the sale of the equity securities portfolio have been reinvested primarily in fixed income investments. We expect that such sale, coupled with the reinvestment of proceeds in primarily fixed income investments, will have a positive impact on our net investment income and cash flows, as well as on the Risk Based Capital of our insurance company subsidiaries that held equity security investments. Such actions will also mitigate fluctuations in net income associated with non-cash earnings from net gains (losses) from the change in fair value of equity securities.

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

For a discussion of our critical accounting estimates, see the MD&A in our 2021 Annual Report on Form 10-K filed with the SEC on February 25, 2022.

Recently Issued Accounting Pronouncements

Refer to Note 3, Recently Issued Accounting Pronouncements, of the Notes to the Unaudited Condensed Consolidated Financial Statements in Item 1.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Condensed Consolidated Results of Operations

The following sets forth the condensed consolidated results of operations (in thousands):

	Three months ended March 31,
	2022	2021	Change
PREMIUMS AND OTHER REVENUES
Premiums	$582,111	$562,653	$19,458
Other policy revenues	94,764	86,539	8,225
Net investment income	269,365	269,981	(616)
Net realized investments gains	10,277	19,239	(8,962)
Increase in investment credit loss	(11,636)	(5,486)	(6,150)
Net gains (losses) on equity securities	(9,482)	95,940	(105,422)
Other income	10,735	9,752	983
Total premiums and other revenues	946,134	1,038,618	(92,484)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	185,570	190,877	(5,307)
Claims incurred	291,241	268,386	22,855
Interest credited to policyholders’ account balances	48,299	107,787	(59,488)
Commissions for acquiring and servicing policies	157,343	153,685	3,658
Other operating expenses	138,962	133,502	5,460
Change in deferred policy acquisition costs (1)	(14,116)	(28,119)	14,003
Total benefits, losses and expenses	807,299	826,118	(18,819)
Income before federal income taxes and other items	$138,835	$212,500	$(73,665)
(1) A negative change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended March 31, 2022 to 2021

Earnings decreased primarily due to the following:
•A net loss on equity securities due to unfavorable market conditions in 2022, somewhat mitigated due to the sale of the majority of our equity securities portfolio in the fourth quarter of 2021
•A decrease in Life segment earnings driven by unfavorable mortality
The decrease in earnings was slightly offset primarily due to the following:
•An increase in Annuity segment earnings driven by an increase in interest rates, which led to reduction in reserve and increased spread
•An increase in renewal premium and other policy revenue in our Life segment due to higher persistency

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life

Life segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2022	2021	Change
PREMIUMS AND OTHER REVENUES
Premiums	$106,216	$100,779	$5,437
Other policy revenues	89,072	81,508	7,564
Net investment income	52,910	67,797	(14,887)
Other income	898	458	440
Total premiums and other revenues	249,096	250,542	(1,446)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	164,276	146,160	18,116
Interest credited to policyholders’ account balances	10,013	19,770	(9,757)
Commissions for acquiring and servicing policies	45,441	45,420	21
Other operating expenses	50,297	47,041	3,256
Change in deferred policy acquisition costs (1)	(7,199)	(14,469)	7,270
Total benefits, losses and expenses	262,828	243,922	18,906
Income (loss) before federal income taxes and other items	$(13,732)	$6,620	$(20,352)
(1)A negative change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended March 31, 2022 to 2021

Earnings for our Life segment decreased primarily due to the following:
•An increase in renewal premiums and other policy revenues was more than offset by an increase in reserves, and an increase from claims due to increased mortality
•Unfavorable equity market conditions resulted in a net decline in income from options

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Life Insurance Sales
The following table presents life insurance sales as measured by annualized premium, a statistical measure used by the insurance industry, which allows a comparison of new policies sold by an insurance company during the period (in thousands):

	Three months ended March 31,
	2022	2021	Change
Traditional life	$15,314	$15,757	$(443)
Universal life	7,300	8,376	(1,076)
Indexed UL	8,685	8,370	315
Total recurring	31,299	32,503	(1,204)
Single and excess (1)	341	378	(37)
Credit life (1)	1,839	1,657	182
Total annualized premium	$33,479	$34,538	$(1,059)
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
Total Recurring Life sales decreased 3.7% during the three months ended March 31, 2022 compared to 2021 primarily due to lower universal life sales.
Policy In-force Information
The following table summarizes changes in the Life segment’s in-force amounts (in thousands):

	March 31, 2022	December 31, 2021	Change
Life insurance in-force
Traditional life	$99,128,555	$98,142,544	$986,011
Interest-sensitive life	39,222,204	38,789,008	433,196
Total life insurance in-force	$138,350,759	$136,931,552	$1,419,207
The following table summarizes changes in the Life segment’s number of policies in-force:

	March 31, 2022	December 31, 2021	Change
Number of policies in-force
Traditional life	1,684,185	1,696,145	(11,960)
Interest-sensitive life	282,744	281,380	1,364
Total number of policies in-force	1,966,929	1,977,525	(10,596)
Life insurance in-force increased during the three months ended March 31, 2022 compared to December 31, 2021 despite a reduction of policies in-force due to an increase in sales of higher face amount policies.
Change in Deferred Policy Acquisition Costs
The change in DAC represents acquisition costs capitalized less the amortization of existing DAC. The following shows the components of the change in DAC (in thousands):

	Three months ended March 31,
	2022	2021	Change
Acquisition cost capitalized	$(40,364)	$(43,256)	$2,892
Amortization of DAC	33,165	28,787	4,378
Change in DAC	$(7,199)	$(14,469)	$7,270
The increase in amortization is due to higher gross profits in the universal life block of business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Annuity

Annuity segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2022	2021	Change
PREMIUMS AND OTHER REVENUES
Premiums	$7,343	$24,241	$(16,898)
Other policy revenues	5,692	5,031	661
Net investment income	108,776	153,864	(45,088)
Other income	1,188	856	332
Total premiums and other revenues	122,999	183,992	(60,993)
BENEFITS, LOSSES AND EXPENSES
Policyholder benefits	21,294	44,717	(23,423)
Interest credited to policyholders’ account balances	38,286	88,017	(49,731)
Commissions for acquiring and servicing policies	15,229	23,042	(7,813)
Other operating expenses	13,349	12,181	1,168
Change in deferred policy acquisition costs (1)	(3,548)	(11,071)	7,523
Total benefits, losses and expenses	84,610	156,886	(72,276)
Income before federal income taxes and other items	$38,389	$27,106	$11,283
(1)A negative change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended March 31, 2022 to 2021

Earnings for our Annuity segment increased primarily due to the following:
•Increase in interest rates, which led to reduction in reserve and increased spread

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Annuity premium and deposit amounts received are shown below (in thousands):

	Three months ended March 31,
	2022	2021	Change
Fixed deferred annuity	$86,322	$123,752	$(37,430)
Single premium immediate annuity	11,648	28,530	(16,882)
Equity-indexed deferred annuity	123,214	202,856	(79,642)
Variable deferred annuity	14,788	14,187	601
Total premium and deposits	235,972	369,325	(133,353)
Less: Policy deposits	228,629	345,084	(116,455)
Total earned premiums	$7,343	$24,241	$(16,898)

Annuity premium and deposits decreased for the three months ended March 31, 2022 compared to 2021 due to less competitive annuity rates.

Change in Deferred Policy Acquisition Costs

The change in DAC represents acquisition costs capitalized less the amortization of existing DAC, which is calculated in proportion to expected gross profits. The following shows the components of the change in DAC (in thousands):

	Three months ended March 31,
	2022	2021	Change
Acquisition cost capitalized	$(16,272)	$(23,488)	$7,216
Amortization of DAC	12,724	12,417	307
Change in DAC	$(3,548)	$(11,071)	$7,523

The change in acquisition costs capitalized for the three months ended March 31, 2022 relates to decreased commissions as a result of lower sales. DAC amortization remained relatively stable for the three months ended March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Shown below are the changes in reserve (in thousands):

	Three months ended March 31,
	2022	2021
Fixed deferred annuity
Reserve, beginning of period	$7,019,287	$6,635,203
Premiums	86,322	123,752
Death and other benefits	(56,571)	(64,071)
Surrenders	(115,732)	(128,156)
Fees	(366)	(405)
Interest and mortality	43,863	44,621
Reserve, end of period	6,976,803	6,610,944
Equity-indexed annuity
Reserve, beginning of period	4,708,091	4,097,013
Premiums	123,214	202,856
Death and other benefits	(19,232)	(11,912)
Surrenders	(61,392)	(75,147)
Fees	(954)	(747)
Interest and mortality	(11,184)	45,932
Reserve, end of period	4,738,543	4,257,995
Single premium immediate annuity
Reserve, beginning of period	1,799,943	1,851,955
Premiums	11,648	28,530
Payments	(51,365)	(49,601)
Interest and mortality	15,489	14,701
Reserve, end of period	1,775,715	1,845,585
Variable deferred annuity
Reserve, beginning of period	455,150	418,510
Premiums	14,788	14,187
Other flows	(1,445)	120
Surrenders	(16,793)	(21,325)
Fees	(1,227)	(1,256)
Change in market value and other	(28,525)	13,665
Reserve, end of period	421,948	423,901
Total reserve, end of period	$13,913,009	$13,138,425

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Interest and Reserve Margin

Margins increased on our equity-indexed products during the three months ended March 31, 2022 compared to 2021 due to increases in interest rates, which led to reduction in reserve and increased spread. The following table summarizes the interest margin due to the impact of the investment performance, interest credited to policyholder’s account balances, and the end of period assets measured by account balance (in thousands):

	Three months ended March 31,
	2022	2021	Change
Fixed annuity
Fixed investment income	$89,049	$88,462	$587
Interest credited and reserve accrual	(59,352)	(59,322)	(30)
Interest and reserve margin	29,697	29,140	557
Equity-indexed annuity
Fixed investment income	47,631	41,719	5,912
Option return	(27,904)	23,683	(51,587)
Interest credited and reserve accrual	11,184	(45,932)	57,116
Interest and reserve margin	30,911	19,470	11,441
Variable annuity
Separate account management fees	1,209	1,247	(38)
Interest and reserve margin	1,209	1,247	(38)
Total interest and reserve margin	$61,817	$49,857	$11,960

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health

Health segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2022	2021	Change
PREMIUMS AND OTHER REVENUES
Premiums	$32,465	$38,228	$(5,763)
Net investment income	1,248	2,083	(835)
Other income	4,343	4,094	249
Total premiums and other revenues	38,056	44,405	(6,349)
BENEFITS, LOSSES AND EXPENSES
Claims incurred	20,636	24,251	(3,615)
Commissions for acquiring and servicing policies	5,321	5,986	(665)
Other operating expenses	11,139	10,608	531
Change in deferred policy acquisition costs (1)	917	854	63
Total benefits, losses and expenses	38,013	41,699	(3,686)
Income before federal income taxes and other items	$43	$2,706	$(2,663)
(1) A positive change indicates less expense was deferred than amortized and represents an increase to expenses in the period indicated.

Comparison of the three months ended March 31, 2022 to 2021

Earnings for our Health segment decreased primarily due to the following:
•Premiums and claims decreased driven by Medicare Supplement policy lapses. We ceased new business sales of Medicare Supplement as of January 31, 2022
•An increase in operating expense ratios as a result of declining premium

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Health earned premiums for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2022	2021	Change
Medicare Supplement	$14,280	$18,824	$(4,544)
MGU	4,232	5,185	(953)
Supplemental insurance	3,222	3,889	(667)
Credit Health	3,331	3,255	76
Medical expense	1,648	1,956	(308)
Worksite	4,506	4,018	488
Group health	587	349	238
All other	659	752	(93)
Total	$32,465	$38,228	$(5,763)

Health claims incurred for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2022	2021	Change
Medicare Supplement	$10,826	$14,226	$(3,400)
MGU	3,917	3,302	615
Supplemental insurance	1,995	1,675	320
Credit Health	69	825	(756)
Medical expense	1,455	2,280	(825)
Worksite	2,173	2,133	40
Group health	(162)	(73)	(89)
All other	363	(117)	480
Total	$20,636	$24,251	$(3,615)

Change in Deferred Policy Acquisition Costs

The following table presents the components of the change in DAC (in thousands):

	Three months ended March 31,
	2022	2021	Change
Acquisition cost capitalized	$(3,265)	$(2,849)	$(416)
Amortization of DAC	4,182	3,703	479
Change in DAC	$917	$854	$63

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Property and Casualty

Property and Casualty segment financial results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2022	2021	Change
PREMIUMS AND OTHER REVENUES
Net premiums written	$464,846	$425,366	$39,480
Net premiums earned	$436,087	$399,405	$36,682
Net investment income	14,894	15,513	(619)
Other income	3,002	3,489	(487)
Total premiums and other revenues	453,983	418,407	35,576
BENEFITS, LOSSES AND EXPENSES
Claims incurred	270,605	244,135	26,470
Commissions for acquiring and servicing policies	91,352	79,237	12,115
Other operating expenses	52,661	53,886	(1,225)
Change in deferred policy acquisition costs (1)	(4,286)	(3,433)	(853)
Total benefits, losses and expenses	410,332	373,825	36,507
Income before federal income taxes and other items	$43,651	$44,582	$(931)
Loss and loss adjustment expense ratio	62.1%	61.1%	1.0%
Underwriting expense ratio	32.0	32.5	(0.5)
Combined ratio	94.1%	93.6%	0.5%
Less: Impact of catastrophe events on combined ratio	4.1	9.0	(4.9)
Combined ratio without impact of catastrophe events	90.0%	84.6%	5.4%
Gross catastrophe losses	$16,675	$36,932	$(20,257)
Net catastrophe losses	$13,309	$35,966	$(22,657)
(1) A negative change indicates more expense was deferred than amortized and represents a decrease to expenses in the period indicated.

Comparison of the three months ended March 31, 2022 to 2021

Earnings for our Property and Casualty segment decreased slightly primarily due to the following:
•Higher claim severity and less favorable development of prior year claims in our personal automobile products
•Favorable development of prior year claims in our commercial automobile products in 2021
The decrease in earnings was partially offset primarily by the following:
•A decrease in net catastrophe losses in our homeowners products
•An increase in the premiums earned and improvement in the combined ratio for our specialty markets products

Additional Information
•The increase in commissions was primarily attributable to our specialty markets products, which had increases in direct commissions due to an increase in premiums written and contingent commissions tied to improvements in the loss ratio

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Products

Our Property and Casualty segment consists of: (i) Personal products, marketed primarily to individuals, representing 49% of net premiums written; (ii) Commercial products, focused primarily on agricultural and other business related markets, representing 32% of net premiums written; and (iii) Specialty Markets Group products, marketed through independent managing general agents and managing general underwriters, representing 19% of net premiums written.

Personal Products

Personal Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2022	2021	Change
Net premiums written
Automobile	$135,871	$141,425	$(5,554)
Homeowner	75,209	65,691	9,518
Other Personal	15,165	14,078	1,087
Total net premiums written	$226,245	$221,194	$5,051
Net premiums earned
Automobile	$130,812	$134,110	$(3,298)
Homeowner	75,657	70,195	5,462
Other Personal	13,405	12,752	653
Total net premiums earned	$219,874	$217,057	$2,817
Loss and loss adjustment expense ratio
Automobile	74.2%	63.2%	11.0%
Homeowner	64.1%	86.4%	(22.3)%
Other Personal	58.8%	48.5%	10.3%
Personal lines loss and loss adjustment expense ratio	69.9%	69.8%	0.1%
Combined Ratio
Automobile	98.2%	87.5%	10.7%
Homeowner	93.6%	115.5%	(21.9)%
Other Personal	88.6%	78.4%	10.2%
Personal lines combined ratio	96.0%	96.0%	—%

Comparison of 2022 to 2021

Automobile: Net premiums written and earned for the first three months decreased primarily due to fewer policies in-force. The loss and loss adjustment expense and combined ratios increased for the first three months primarily due to an increase in claim severity and less favorable prior year claim development.

Homeowner: Net premiums written and earned increased for the first three months primarily due to rate increases. The loss and loss adjustment expense and combined ratios improved for the first three months due to rate increases and a decrease in catastrophe losses. Catastrophe losses, net of reinsurance, decreased by $16.8 million, to $6.2 million for the first three months compared to $23.0 million in 2021.

Other Personal: These products include coverages for individuals seeking to protect their personal property and liability not covered within their home and auto policies, such as coverages for watercraft, personal umbrella, and rental owners. Net premiums written and earned increased for the first three months due to rate increases in the rental owners product. The loss and loss adjustment expense and combined ratios increased for the first three months due to an increase in non-catastrophe losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Commercial Products

Commercial Products results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2022	2021	Change
Net premiums written
Agricultural Business	$48,498	$44,773	$3,725
Automobile	41,974	40,066	1,908
Business Owner	26,234	23,087	3,147
Workers Compensation	22,324	20,918	1,406
Other Commercial	10,121	10,075	46
Total net premiums written	$149,151	$138,919	$10,232
Net premiums earned
Agricultural Business	$45,133	$41,323	$3,810
Automobile	34,671	32,366	2,305
Business Owner	22,709	19,814	2,895
Workers Compensation	19,027	17,239	1,788
Other Commercial	9,088	8,847	241
Total net premiums earned	$130,628	$119,589	$11,039
Loss and loss adjustment expense ratio
Agricultural Business	50.8%	52.0%	(1.2)%
Automobile	73.8%	50.6%	23.2%
Business Owner	81.1%	76.8%	4.3%
Workers Compensation	62.9%	57.1%	5.8%
Other Commercial	53.7%	34.3%	19.4%
Commercial lines loss and loss adjustment expense ratio	64.1%	55.2%	8.9%
Combined ratio
Agricultural Business	87.2%	89.3%	(2.1)%
Automobile	96.4%	73.5%	22.9%
Business Owner	114.1%	111.8%	2.3%
Workers Compensation	77.1%	75.0%	2.1%
Other Commercial	95.4%	78.2%	17.2%
Commercial lines combined ratio	93.4%	85.9%	7.5%

Comparison of 2022 to 2021

Agricultural Business: Our agricultural business product allows policyholders to customize and cover their agriculture exposure using a package policy, which includes coverage for residences and household contents, farm and ranch buildings and building contents, personal and commercial liability and personal property. Net premiums written and earned increased for the first quarter primarily due to increases in policies in-force and rate increases. The loss and loss adjustment expense and combined ratios improved for the first three months primarily due to a decrease in catastrophe losses. Catastrophe losses, net of reinsurance, decreased by $2.5 million, to $4.2 million for the first three months compared to $6.7 million in 2021.

Commercial Automobile: Net premiums written and earned increased for the first quarter primarily due to rate increases. The loss and loss adjustment expense ratio and combined ratio increased for the first quarter primarily due to an increase in claim frequency and favorable prior year claim development in 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Business Owner: Our business owner product allows policyholders to customize and cover their property and liability exposures using a package policy. Net premiums written and earned increased for the first quarter primarily due to increases in policies in-force. The loss and loss adjustment expense and combined ratios increased for the first quarter primarily due to an increase in claim frequency.

Workers Compensation: Net premiums written increased for the first quarter primarily due to an increase in policies-in-force. The loss and loss adjustment expense and combined ratio increased for the first three months primarily due to an increase in claim severity.

Other Commercial: Other commercial products primarily provide umbrella and other liability coverages. The loss and loss adjustment expense and combined ratios increased for the first three months primarily due to less favorable prior year claim development.

Specialty Markets Products

Specialty markets product results for the periods indicated were as follows (in thousands, except percentages):

	Three months ended March 31,
	2022	2021	Change
Net premiums written	$89,450	$65,254	$24,196
Net premiums earned	85,586	62,758	22,828
Loss and loss adjustment expense ratio	38.9%	42.5%	(3.6)%
Combined ratio	90.2%	100.0%	(9.8)%

Specialty markets products provide protection to borrowers and the creditors that extend credit to them. Products offer coverage against unpaid indebtedness as a result of death, disability, involuntary unemployment or untimely loss to the collateral securing a personal or mortgage loan. Specialty Markets products also include renters, mortgage security, aviation, and private flood insurance.

Comparison of 2022 to 2021

Net written and earned premiums increased for the quarter primarily due to higher production on renters products and the addition of new accounts related to the investor property protection products. The loss and loss adjustment expense and combined ratios improved for the quarter primarily due to lower losses for Credit GAP products.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Corporate and Other

Corporate and Other segment financial results for the periods indicated were as follows (in thousands):

	Three months ended March 31,
	2022	2021	Change
OTHER REVENUES
Net investment income	$91,537	$30,724	$60,813
Realized investment gains	10,277	19,239	(8,962)
Increase in investment credit loss	(11,636)	(5,486)	(6,150)
Net gains (loss) on equity securities	(9,482)	95,940	(105,422)
Other income	1,304	855	449
Total other revenues	82,000	141,272	(59,272)
BENEFITS, LOSSES AND EXPENSES
Other operating expenses	11,516	9,786	1,730
Total benefits, losses and expenses	11,516	9,786	1,730
Income before federal income taxes and other items	$70,484	$131,486	$(61,002)

Comparison of the three months ended March 31, 2022 to 2021

Earnings for our Corporate and Other segment decreased primarily due to the following:
•A net loss on equity securities due to unfavorable market conditions in 2022, somewhat mitigated due to the sale of the majority of our equity securities portfolio in the fourth quarter of 2021
The decrease in earnings was partially offset primarily due to the following:
•An increase in net investment income driven by mortgage loan profit participation and an increase in sales of assets from real estate joint ventures

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

The following summarizes the carrying values of our invested assets by asset class (in thousands, except percentages):

	March 31, 2022		December 31, 2021
Fixed maturity, bond held-to-maturity, at amortized cost	$6,896,485	27.5%	$7,088,981	28.3%
Fixed maturity, bond available-for-sale, at fair value	9,473,058	37.5	8,380,248	33.5
Equity securities, at fair value	84,974	0.3	135,433	0.5
Mortgage loans on real estate, net of allowance	5,155,716	20.4	5,199,334	20.8
Policy loans	365,117	1.4	365,208	1.5
Real estate and real estate partnerships, net of accumulated depreciation	925,459	3.7	928,412	3.7
Investment funds	981,802	3.9	961,763	3.8
Short-term investments	1,217,041	4.8	1,840,732	7.4
Other invested assets	131,998	0.5	125,795	0.5
Total investments	$25,231,650	100.0%	$25,025,906	100.0%

The increase in our total investments at March 31, 2022 compared to year-end 2021 was primarily the result of an increase in available-for-sale bonds.

Bonds—We allocate most of our fixed maturity securities to support our insurance business. At March 31, 2022, our fixed maturity securities had an estimated fair value of $16.3 billion, which was $0.4 billion, or 2.5%, below amortized cost. At December 31, 2021, our fixed maturity securities had an estimated fair value of $15.8 billion, which was $0.6 billion, or 4.2%, above amortized cost. The estimated fair value for securities due in one year or less was $1.7 billion and $1.4 billion as of March 31, 2022 and December 31, 2021, respectively. For additional information regarding total bonds by credit quality rating, refer to Note 4, Investments in Securities, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

Equity Securities—We have invested in the equity securities of companies traded on national U.S. stock exchanges. See Note 4, Investments in Securities, of the Notes to the Unaudited Condensed Consolidated Financial Statements for the unrealized and realized gains and losses of equity securities. The Company sold the majority of its equity securities portfolio in the fourth quarter of 2021. For additional information regarding the Sale of Equity Securities Portfolio see General Trends above.

Mortgage Loans—We invest in commercial mortgage loans that are diversified by property-type and geography. Generally, mortgage loans are secured by first liens on income-producing real estate with a loan-to-value ratio of up to 75%. Mortgage loans are generally carried at outstanding principal balances, adjusted for any unamortized premium or discount, deferred fees or expenses, and net of allowances. The weighted average coupon yield on the principal funded for mortgage loans was 4.6% at March 31, 2022 and December 31, 2021. For additional information regarding mortgage loans refer to Note 5, Mortgage Loans, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Policy Loans—For certain life insurance products, policyholders may borrow funds using the policy’s cash value as collateral. The maximum amount of the policy loan depends upon the policy’s surrender value. As of March 31, 2022, we had $365.1 million in policy loans with a loan to surrender value of 54%, and at December 31, 2021, we had $365.2 million in policy loans with a loan to surrender value of approximately 54%. Interest rates on policy loans primarily range from 3.0% to 12.0% per annum. Policy loans may be repaid at any time by the policyholder and have priority over any claims on the policy. If the policyholder fails to repay the policy loan, funds are withdrawn from the policy’s benefits.

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

Net Investment Income and Net Realized Gains (Losses)

Net investment income decreased $0.6 million during the three months ended March 31, 2022 compared to 2021.

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

Net realized investment gains decreased $9.0 million during the three months ended March 31, 2022 compared to 2021 primarily attributable to a decrease in sales of real estate partnerships. Net realized investment gains (losses) are shown below (in thousands):

	Three months ended March 31,
	2022	2021
Bonds	$7,405	$7,699
Real estate and real estate partnerships	2,896	11,193
Other invested assets	(24)	347
Total	$10,277	$19,239

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

Net Unrealized Gains (Losses)

The unrealized gains and losses of our fixed maturity securities investment portfolio are shown below (in thousands):

	March 31, 2022	December 31, 2021	Change
Held-to-maturity
Gains	$94,905	$394,900	$(299,995)
Losses	(163,137)	(25,092)	(138,045)
Net gains (losses)	(68,232)	369,808	(438,040)
Available-for-sale
Gains	72,753	321,861	(249,108)
Losses	(395,972)	(39,097)	(356,875)
Net gains (losses)	(323,219)	282,764	(605,983)
Total	$(391,451)	$652,572	$(1,044,023)

The net change in the unrealized gains on fixed maturity securities between March 31, 2022 and December 31, 2021 is primarily attributable to the increase in benchmark ten-year interest rates, which were 2.3% and 1.5%, respectively. The Company does not currently intend to sell nor does it expect to be required to sell any of the securities in an unrealized loss position.

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

In April 2020, the Company borrowed $500.0 million from the Federal Home Loan Bank of Dallas' COVID-19 Relief Advance Program. As of March 31, 2022, there are no advances outstanding; the final advance was repaid on its maturity date of April 28, 2021. The available liquidity at April 20, 2022 was approximately $961.7 million.

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

We are currently evaluating the renovation and modernization of our home office facilities. This could result in capital expenditures that could aggregate to approximately $100.0 million over a three year period; however, current uncertainties relating to the COVID-19 pandemic have caused us to delay this project at this time. There are no other unusually large capital expenditures expected in the next 12-24 months.

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

As a result of the economic impact associated with COVID-19, American National modified 93 loans with a total balance of $1.6 billion during 2020. These modifications were in the form of forbearance of principal and interest payments for up to six months, extensions of maturity dates, and/or provisions for interest only payments. The modifications were primarily related to our loans to hotels, retail and parking operations. Due to the ongoing economic stress brought on by the pandemic, additional modifications for 33 of these loans with a total balance of $725.7 million were made in 2021. However, gradual easing of pandemic restrictions has generated a more favorable economic environment and no additional modifications were made during first quarter 2022. The additional modifications from prior years extended the forbearance of principal and interest payments and interest only provisions with a requirement for the payment of at least 20% of the total interest due during the extended modification period. The modified loans had an aggregate deferred interest of $5.2 million as of March 31, 2022. There are no commitments to lend additional funds to debtors whose loans have been modified in a troubled debt restructuring during the periods presented.

The Company holds collateral of $215.0 million at March 31, 2022 to offset exposure from its derivative counterparties. Cash flows associated with collateral received from counterparties change as the market value of the underlying derivative contract changes.

Our cash and cash equivalents and short-term investment position decreased from $3.8 billion at December 31, 2021 to $2.4 billion at March 31, 2022. The decrease primarily relates to the reinvestment of the cash proceeds from the sale of our equity securities.

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

Capital Resources

Our capital resources are summarized below (in thousands):

	March 31, 2022	December 31, 2021
American National stockholders’ equity, excluding accumulated other comprehensive income (“AOCI”), net of tax	$6,934,055	$6,847,314
Accumulated other comprehensive income (loss)	(224,811)	147,054
Total American National stockholders’ equity	$6,709,244	$6,994,368

We have notes payable relating to borrowings by real estate joint ventures that we consolidate into our financial statements that are not part of our capital resources. The lenders for the notes payable generally have no recourse against us in the event of default by the joint ventures. Therefore, the liability of American National relating to notes payable of the consolidated VIEs is limited to the amount of its direct or indirect investment in the respective ventures, which totaled $12.1 million at March 31, 2022 and $3.0 million at December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — (Continued)

The changes in our capital resources are summarized below (in thousands):

	March 31, 2022			December 31, 2021
	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Capital and Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Net income attributable to American National	$108,769	$—	$108,769	$699,325	$—	$699,325
Dividends to shareholders	(22,048)	—	(22,048)	(88,190)	—	(88,190)
Change in net unrealized losses on debt securities	—	(375,020)	(375,020)	—	(142,854)	(142,854)
Foreign currency transaction and translation adjustment	—	312	312	—	62	62
Defined benefit pension plan adjustment	—	2,843	2,843	—	67,676	67,676
Other	20	—	20	79	—	79
Total	$86,741	$(371,865)	$(285,124)	$611,214	$(75,116)	$536,098

Statutory Capital and Surplus and Risk-based Capital

Statutory capital and surplus is the capital of our insurance companies reported in accordance with accounting practices prescribed or permitted by the applicable state insurance departments. RBC is calculated using formulas applied to certain financial balances and activities that consider, among other things, investment risks related to the type and quality of investments, insurance risks associated with products and liabilities, interest rate risks and general business risks. Insurance companies that do not maintain capital and surplus at a level of at least 100% of the company action level RBC are required to take certain actions. At March 31, 2022 and December 31, 2021, ANICO’s statutory capital and surplus was $4.0 billion. ANICO and each of our other insurance subsidiaries had statutory capital and surplus at March 31, 2022 and December 31, 2021 above 200% of the company action level.

The achievement of long-term growth will require growth in our insurance subsidiaries’ statutory capital and surplus. Our subsidiaries may obtain additional statutory capital through various sources, such as retained statutory earnings or equity contributions from us.

Contractual Obligations

Our future cash payments associated with claims and claims adjustment expenses, life, annuity and disability obligations, contractual obligations pursuant to operating leases for office space and equipment, and notes payable have not materially changed since December 31, 2021. We expect to have the capacity to pay our obligations as they come due.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk has not changed materially from the description in our 2021 Annual Report on form 10-K filed with the SEC on February 25, 2022.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2022. Based upon that evaluation and subject to the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management has monitored the internal controls over financial reporting, including any material changes to the internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Information required for Item 1, Financial Statements, is incorporated by reference to the discussion under the heading “Litigation” in Note 16, Commitments and Contingencies, of the Notes to the Unaudited Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Please see the "Factors Relating to the Proposed Transaction with Brookfield Reinsurance" in the "Introductory Note Regarding Pending Merger" at the beginning of Item 2 above. There have been no other material changes to the Risk Factors discussion in Item 1A of our 2021 Form 10-K filed with the SEC on February 25, 2022.

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

Date: May 5, 2022